Form 10QSB
period 1996-03-31
MONACO FINANCE INC
filed 1996-05-15
CIK 865830

FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: MARCH 31, 1996

                       Commission File Number: 0-18819

                            MONACO FINANCE, INC.
            (Exact Name of Registrant as Specified in its Charter)

                                  Colorado
        (State or Other Jurisdiction of Incorporation or Organization)

                                 84-1088131
                     (I.R.S. Employer Identification No.)
         370 Seventeenth Street, Suite 5060 Denver, Colorado 80202
                   (Address of Principal Executive Offices)

                               (303) 592-9411
             (Registrant's Telephone Number, Including Area Code)

                                    N/A
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports),
     Yes X     No


          and (2) has been subject to such filing requirements for the past 90 days.
     Yes X     No


Number of shares outstanding of the Issuer's Common Stock, as of March 31, 1996:

     Class A Common Stock, $.01 par value: 5,657,279 shares
     Class B Common Stock, $.01 par value: 1,306,000 shares

Exhibit index is located on page 25.
Total number of pages is 28.


                    MONACO FINANCE, INC. AND SUBSIDIARIES

                                 FORM 10-QSB

                         QUARTER ENDED MARCH 31, 1996

                                    INDEX

     PAGE NO.
PART I - FINANCIAL INFORMATION

Consolidated Statements of Operations for the three
   months ended March 31, 1996 and 1995 (unaudited)     3
Consolidated Balance Sheets at March 31, 1996
    (unaudited) and December 31, 1995     4
Consolidated Statement of Shareholders' Equity for the
   three months ended March 31, 1996 (unaudited)     5
Consolidated Statements of Cash Flows for the three
   months ended March 31, 1996 and 1995 (unaudited)     6
Notes to Consolidated Financial Statements (unaudited)     7-15
Management's Discussion and Analysis of Financial
   Condition and Results of Operations     16-24

PART II - OTHER INFORMATION     25

EXHIBIT 11 - Computation of Net Earnings (Loss) per
   Common and Common Equivalent Share     26
EXHIBIT 27 - Financial Data Schedule     27

SIGNATURE     28

                        PART I - FINANCIAL INFORMATION



                         ITEM 1.  FINANCIAL STATEMENTS

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31,
                                                           1996         1995
                                                        -----------  -----------

REVENUES:
Interest                                                $3,192,832   $2,620,163
Other income                                                29,303       23,872
                                                        -----------  -----------
      Total revenues                                     3,222,135    2,644,035
COSTS AND EXPENSES:
Provision for credit losses (Note 2)                       301,263      434,796
Operating expenses                                       2,498,787    1,196,319
 Interest expense (Notes 3 and 5)                        1,051,150      738,055
                                                        -----------  -----------
     Total costs and expenses                            3,851,200    2,369,170
                                                        -----------  -----------
Income (loss) from continuing operations before taxes     (629,065)     274,865
Income tax expense (benefit) (Note 7)                     (235,270)     102,799
                                                        -----------  -----------
Income (loss) from continuing operations                  (393,795)     172,066
(Loss) from discontinued operations,
   net of applicable income taxes (Notes 7 and 8)                -      (48,643)
(Loss) on disposal of discontinued business,
    net of applicable income taxes (Notes 7 and 8)         (93,900)           -
Net income (loss)                                        ($487,695)  $  123,423
                                                        ===========  ===========
 EARNINGS (LOSS) PER SHARE (NOTES 1 AND 6):
Income (loss) from continuing operations                    ($0.06)  $     0.03
(Loss) from discontinued operations                              -        (0.01)
(Loss) on disposal of discontinued business                  (0.01)           -
                                                        -----------  -----------
Net income (loss) per common and common equivalent
     share                                                  ($0.07)  $     0.02
                                                        ===========  ===========
Weighted average number of shares outstanding            6,895,779    5,130,823



     See notes to consolidated financial statements.




                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                     CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 1996 AND DECEMBER 31, 1995



                                                                       March 31, 1996
                                                                        (unaudited)     Dec. 31, 1995
                                                                      ----------------  --------------

ASSETS
Cash and cash equivalents                                             $      9,539,005  $    7,247,670
Restricted cash                                                              4,175,826       3,694,886
Automobile receivables - net (Notes 2 and 5)                                60,304,023      60,668,324
Repossessed vehicles held for sale (Note 1)                                  2,427,887       2,460,782
Income tax receivable (Note 7)                                                  23,608          23,608
Deferred income taxes (Note 7)                                                 278,028          42,758
Furniture and equipment, net of accumulated depreciation
   of $822,772 (1996) and $701,487 (1995)                                    1,773,508       1,615,428
Net assets of discontinued operations (Note 8)                               1,375,226       1,838,392
Other assets                                                                 1,820,833       1,759,253
                                                                      ----------------  --------------
Total assets                                                          $     81,717,944  $   79,351,101
                                                                      ================  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $        347,008  $      453,240
Accrued expenses and other liabilities                                         292,642          93,151
Convertible subordinated debt (Note 5)                                       1,385,000       1,385,000
Senior subordinated debt (Note 5)                                            5,000,000       5,000,000
Convertible senior subordinated debt (Note 5)                                5,000,000               -
Automobile receivables-backed notes (Note 5)                                47,480,304      49,670,127
                                                                      ----------------  --------------
Total liabilities                                                           59,504,954      56,601,518
Commitments and contingencies (Note 4)
Stockholders' equity (Note 6)
 Preferred stock; no par value, 5,000,000 shares authorized,
   none issued or outstanding                                                        -               -
Class A common stock, $.01 par value; 17,750,000 shares authorized,
    5,657,279 shares (1996) and  5,672,279 shares (1995) issued                 56,573          56,723
Class B common stock, $.01 par value; 2,250,000  shares authorized,
   1,306,000 shares (1996) and 1,306,000 shares (1995) issued                   13,060          13,060
Additional paid-in capital                                                  22,079,193      22,127,941
Retained earnings                                                               64,164         551,859
                                                                      ----------------  --------------
     Total stockholders' equity                                             22,212,990      22,749,583
                                                                      ----------------  --------------
     Total liabilities and stockholders' equity                       $     81,717,944  $   79,351,101
                                                                      ================  ==============



     See notes to consolidated financial statements.




                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                 (UNAUDITED)




                                     Class A            Class B          Additional
                                 Common Stock         Common Stock        Paid-in-    Retained
                               Shares     Amount    Shares     Amount     Capital     Earnings      Total
                             ----------  --------  ---------  --------  ------------  ----------  ------------

Balance - December 31, 1995  5,672,279   $56,723   1,306,000  $ 13,060  $22,127,941   $ 551,859   $22,749,583

Purchase of treasury stock     (15,000)    ($150)          -         -     ($48,748)          -       (48,898)

Net (loss) for the year              -         -           -         -            -    (487,695)     (487,695)

Balance - March 31, 1996     5,657,279   $56,573   1,306,000  $ 13,060  $22,079,193   $  64,164   $22,212,990
                             ==========  ========  =========  ========  ============  ==========  ============


     See notes to consolidated financial statements.




                    MONACO FINANCE, INC. AND SUBSIDIARIES


                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                       (UNAUDITED)

                                 Three Months ended March 31,




Cash flows from operating activities:                                 1996           1995
- - -------------------------------------------------------------  ------------  -------------
      Net income (loss)                                          ($393,795)  $    172,066
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation                                           135,054         62,536
            Provision for credit losses                            301,263        434,796
            Amortization of excess interest                        601,506        115,905
            Amortization of other assets                           192,943         63,613
            Other                                                   14,881         20,998
                                                               ------------  -------------
                                                                   851,852        869,914
      Changes in assets and liabilities:
            Receivables                                            212,433        801,046
            Prepaid expenses                                       (32,234)       (45,785)
            Accounts payable                                      (103,833)      (144,791)
            Accrued liabilities and other                          (17,792)       (44,012)
            Income taxes payable                                         -       (644,242)
                                                               ------------  -------------
      Net cash flows provided by continuing operations             910,426        792,130
      Net cash flows provided by discontinued operations           389,394      1,777,203
                                                               ------------  -------------
Net cash provided by operating activities                        1,299,820      2,569,333
                                                               ------------  -------------
Cash flows from investing activities:
- - -------------------------------------------------------------
      Retail installment sales contracts - purchased            (8,466,710)   (10,324,666)
      Retail installment sales contracts - originated           (1,093,350)    (3,507,566)
      Proceeds from payments on installment contracts            8,802,315      4,593,952
      Purchase of furniture and equipment                         (273,524)      (122,857)
                                                               ------------  -------------
Net cash (used in) investing activities                         (1,031,269)    (9,361,137)
                                                               ------------  -------------
Cash flows from financing activities:
- - -------------------------------------------------------------
      Net borrowings under line of credit                                -     10,306,000
      Net (increase) in restricted cash                           (480,940)      (312,838)
      Net (repayments) on asset-backed notes                    (2,189,823)    (3,218,809)
      Proceeds from issuance of convertible senior
           subordinated notes                                    5,000,000              -
      Increase in debt issue and conversion costs                 (257,555)        (9,136)
      Purchase of treasury stock                                   (48,898)             -
                                                               ------------  -------------
Net cash provided by financing activities                        2,022,784      6,765,217
                                                               ------------  -------------
Net increase (decrease) in cash and cash equivalents             2,291,335        (26,587)
Cash and cash equivalents, January 1                             7,247,670         26,587
                                                               ------------  -------------
Cash and cash equivalents, March 31                            $ 9,539,005   $          0
                                                               ============  =============
Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                   $ 1,066,240   $    800,059
                                                               ============  =============
      Cash paid during the year for income taxes               $       645   $    747,041
                                                               ============  =============





     Non-cash investing and financing activities:
          In        1995, $770,000 (net of debt issue costs) of 7% Convertible
Subordinated Notes (See Note 5)
     was converted into 225,147 shares of Class A Stock.

     See notes to consolidated financial statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Monaco Finance, Inc. (the "Company"), is engaged in the business of providing alternative financing programs primarily to purchasers of used vehicles. The Company commenced operations in June 1988. The Company provides such automobile financing programs by acquiring retail installment sale contracts (the "Contracts") from certain selected automobile dealers in approximately 21 states ("Dealer Network") . The contracts are acquired by the Company through automobile financing programs it sponsors. In February 1996, the Company announced that it intends to discontinue its CarMart retail used car sales and associated financing operations. It is expected that the CarMart business will cease operations on May 31, 1996.

        The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Monaco Finance, Inc.'s latest annual report on Form 10-KSB.

PRINCIPLES OF CONSOLIDATION

       The Company's consolidated financial statements include the accounts of Monaco Finance, Inc. and its wholly-owned subsidiaries, CarMart Auto Receivables Company and MF Receivables Corp. I (the "Subsidiaries"). All intercompany accounts and transactions have been eliminated in consolidation.

INTERIM UNAUDITED FINANCIAL STATEMENTS

     Information with respect to March 31, 1996 and 1995, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results of the entire year.

REPOSSESSED VEHICLES HELD FOR RESALE

          At March 31, 1996 and December 31, 1995, the approximate number of repossessed vehicles held for resale was 678 and 658, respectively. Included are vehicles held for resale, vehicles which have been sold for which payment has not been received and unlocated vehicles (skips), the value for which may be reimbursed from insurance.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 financial statements to conform to the classifications used in the current year.

EARNINGS PER SHARE

          Earnings per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents are determined using the treasury stock method. The computation of weighted average common and common equivalent shares outstanding excludes anti-dilutive common equivalent shares.

USE OF ESTIMATES

          The preparation of financial statements in conformity with general accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that such estimates have been based on reasonable assumptions and that such estimates are adequate, however, actual results could differ from those estimates.

TREASURY STOCK
     In accordance with Section 7-106-302 of the Colorado Business Corporation Act, shares of its own capital stock acquired by a Colorado corporation are deemed to be authorized but unissued shares. APB Opinion No. 6 requires the accounting treatment for acquired stock to conform to applicable state law. As such, 15,000 shares of Class A Common Stock purchased in 1996 have been reported as a reduction to Class A Common Stock and Additional Paid-in-Capital.



NOTE 2 - AUTOMOBILE RECEIVABLES

     Automobile Receivables consist of the following:



                                     March 31,     December 31,
                                        1996           1995
                                    ------------  --------------

Automobile Receivables
Retail installment sales contracts  $59,771,516   $  62,202,136
Other                                   882,157         795,304
Excess interest receivable            3,217,916       3,312,635
Accrued interest                        898,888       1,020,166
                                    ------------  --------------
Total finance receivables            64,770,477      67,330,241
Allowance for credit losses          (4,466,454)     (6,661,917)
                                    ------------  --------------
Automobile receivables - net        $60,304,023   $  60,668,324
                                    ============  ==============




          At March 31, 1996, the accrual of interest income was suspended on $95,819 of principal amount of retail installment sales contracts that were contractually delinquent for ninety days or more.

       At the time installment sales contracts ("Contracts") are originated or purchased, the Company estimates future losses of principal based on the type and terms of the contract, the credit quality of the borrower and the underlying value of the vehicle financed. This estimate of loss is based on the Company's risk model, which takes into account historical data from similar contracts originated or purchased by the Company since its inception in 1988. However, since the risk model uses past history to predict the future, changes in Company programs, national and regional economic conditions, borrower mix and other factors will result in actual losses varying from predictions.

     The allowance for credit losses, as presented below, has been established utilizing data obtained from the Company's risk models and is continually reviewed and adjusted in order to maintain the allowance at a level which, in the opinion of management, provides adequately for current, and possibly, future losses that may develop in the present portfolio. A provision for credit losses is charged to earnings in an amount sufficient to maintain the allowance. This allowance is reported as a reduction to Automobile Receivables.




                                                  Allowance
                                                 Credit Losses
                                               ----------------

Balance as of December 31, 1995                $     6,661,917
 Provision for credit losses                           503,639
Unearned interest income                               506,787
Unearned discounts                                     518,847
Retail installment sale contracts charged off       (6,760,515)
Recoveries                                           3,035,779
Balance as of March 31, 1996                   $     4,466,454
                                               ================




          The provision for credit losses is based on estimated losses on all Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and for all Contracts originated by CarMart which have been and will continue to be provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis.

     Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Subsequent receipts of excess interest are applied to reduce excess interest receivable. For the three months ended March 31, 1996, $601,506 of excess interest income was amortized against excess interest receivable.

      Unearned discounts result from the purchase of Contracts from the Dealer Network at less than 100% of the face amount of the note. All such discounts are used to increase the allowance for credit losses.

NOTE 3 - NOTE PAYABLE - CITICORP

      In May 1995 the Company repaid, in full, the then outstanding balance on its $25 million revolving line of credit with Citicorp Leasing, Inc. and terminated the facility.

NOTE 4 - COMMITMENTS & CONTINGENCIES

CONTINGENCIES

      On May 8, 1995, Milton Karsh filed a civil suit in the District Court in and for the City and County of Denver, State of Colorado against the Company, its President, Morris Ginsburg, and its Executive Vice President, Irwin L. Sandler, both of whom are Directors of the Company. The plaintiff alleges breach of contract, breach of fiduciary duty and conversion in connection with the plaintiff's proposed sale of the Class A Common Stock of the Company pursuant to Rule 144 under the Securities Act of 1933. Plaintiff now claims that he sustained approximately $450,000 in damages. The defendants have denied the material allegations of the complaint, have set forth several affirmative defenses, have alleged that the complaint is frivolous and have filed a counterclaim against the plaintiff alleging breach of contract. Trial is scheduled for October 15, 1996, and discovery is in process. The claims are without merit in the opinion of management and will be vigorously defended.

       The Company has agreed to pay all litigation costs, including fees, and to indemnify the directors to the maximum extent provided by Colorado law, as stated in the Company's By-laws, the exact extent of which will be determined when the lawsuit, including appeals, is resolved or settled.

LOANS IN FUNDING

        As of March 31, 1996 there were $41,440 in open commitments to extend credit through the normal course of business.

NOTE 5 - DEBT

CONVERTIBLE SUBORDINATED DEBENTURES

          On March 15, 1993, the Company completed a private placement of $2,000,000, 7% Convertible Subordinated Notes (the "Notes") with interest payable semiannually commencing September 1, 1993. The principal amount of the Notes, plus accrued and unpaid interest, is due on March 1, 1998. Additionally, the purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount of the Notes on September 15, 1993. The Notes are convertible into the Class A Common Stock of the Company at any time prior to maturity at a conversion price of $3.42 per share, subject to adjustment for dilution. As detailed below, Notes with an aggregate principal amount of $1,615,000 have been converted resulting in the issuance of 472,219 shares of Class A Common Stock. Commencing March 15, 1996, the Company has the option to pre-pay up to one-third of the outstanding Notes at par.





                                     Class A
                                   Common Stock
Conversion Date  Notes Converted      Issued
- - ---------------  ----------------  ------------

September 1994   $        385,000       112,572
March 1995                770,000       225,147
August 1995                85,000        24,853
September 1995            375,000       109,647
                 ----------------  ------------
                 $      1,615,000       472,219
                 ================  ============




SENIOR SUBORDINATED DEBENTURES

       On November 1, 1994 the Company sold, in a private placement, unsecured Senior Subordinated Notes ("Senior Notes") in the principal amount of $5,000,000 to Rothschild North America, Inc. The Senior Notes accrue interest at a fixed rate per annum of 9.5% through October 1, 1997, and for each month thereafter, a fluctuating rate per annum equal to the lesser of (a) 11.5% or
(b) 3.5% above the London Interbank Offered Rate ("LIBOR").

       Interest is due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 are due and payable the first day of January, April, August and October of each year commencing January 1, 1997. The unpaid principal amount of the Senior Notes, plus accrued and unpaid interest, are due October 1, 1999.

AUTOMOBILE RECEIVABLES - BACKED NOTES

     In November 1994 MF Receivables Corp I. ("MF Receivables"), the Company's wholly owned special purpose subsidiary, sold, in a private placement, $23,861,823 of 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrue interest at a fixed rate of 7.6% per annum. The Series 1994-A Notes are expected to be fully amortized by March 1998; however, the debt maturities are based on principal payments received on the underlying receivables, which may result in a different final maturity.

          In May of 1995, MF Receivables issued its Floating Rate Auto Receivable-Backed Note ("Revolving Note" or "Series 1995-A Note"). The Revolving Note has a stated maturity of October 16, 2002. MF Receivables acquires Contracts from the Company which are pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving Note is repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note can be used to borrow up to an aggregate of $150 million through May 16, 1997. The Term Notes have a fixed rate of interest and likewise are repaid from collections on the underlying Contracts. An Indenture and Servicing Agreement require that the Company and MF Receivables maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture requires MF Receivables to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including Contracts pledged as collateral for Series 1994-A Term Notes, the Series 1995-B Term Notes, as well as all future Contracts acquired by MF Receivables.

      The Series 1995-A Note bears interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provides customary collection and servicing activities for the Contracts. The Revolving Note has a stated maturity of October 16, 2002 and an expected termination date of May 16, 1997. The maximum limit for the Series 1995-A Note is $40 million. On September 15, 1995, MF Receivables issued its Series 1995-B Term Notes ("Series 1995-B Notes") in the amount of $35,552,602. The Series 1995-B Notes accrue interest at a fixed note rate of 6.45% per annum. The Series 1995-B Notes are expected to be fully amortized by June 1999; however, the debt maturities are based on principal payments received on the underlying receivables which may result in a different final maturity. The proceeds from the issuance of the Series 1995-B Notes were used to retire, in full, the 1995-A Note, which will be used to accumulate an additional $114.4 million in $40 million increments.

       The assets of MF Receivables are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term Notes a nationally recognized insurance company (MBIA) has guaranteed repayment. The MBIA insured Series 1994-A Notes, Series 1995-A Note and Series 1995-B Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series 1994-A, Series 1995-A and Series 1995-B noteholders and other general disbursements are paid to MF Receivables on a monthly basis.

     As of March 31, 1996, the Series 1994-A Notes, Series 1995-A Note and the Series 1995-B Notes and underlying receivables backing those notes were as follows:





                                    Underlying
                                    Recievable
                     Note Balance     Balance
                     -------------  -----------

Series 1994-A Notes  $   9,855,206  $10,361,516
Series 1995-A Note      13,230,462   17,450,976
Series 1995-B Notes     24,394,636   28,249,188
                                    -----------
TOTAL                $  47,480,304  $56,061,680
                     =============  ===========




CONVERTIBLE SENIOR SUBORDINATED NOTE OFFERING

     On January 9, 1996, the Company entered into a Purchase Agreement for the sale of an aggregate of $5 million in principal amount of 12% Convertible Senior Subordinated Notes due 2001 (the "12% Notes"). Interest on the 12% Notes is payable monthly at the rate of 12% per annum and the 12% Notes are convertible, subject to certain terms contained in the Indenture, into shares of the Company's Class A Common Stock, par value $.01 per share, at a conversion price of $4.625 per share, subject to adjustment under certain circumstances. The 12% Notes were issued pursuant to an Indenture dated January 9, 1996, between the Company and Norwest Bank Minnesota, N.A., as trustee. The Company agreed to register, for public sale, the shares of restricted Common Stock issuable upon conversion of the 12% Notes. The 12% Notes were sold pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.

          Provisions have been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes on or before January 9, 1998, upon such terms and conditions as shall be agreed to between the Company and one of the initial purchasers.


REVOLVING LINE OF CREDIT - LASALLE NATIONAL BANK

          In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment consists of all Contracts pledged and all other assets of the Company. Among numerous other loan covenants, the Company generally has agreed to maintain its ratio of liabilities to tangible assets at not more than 3 to 1; that its tangible net worth shall not be less than $19 million; and that its interest coverage ratio (earnings before interest and taxes divided by interest expense) and cash flow ratio (unrestricted cash divided by interest expense) shall not be less than 1.5 to 1 and 2.0 to 1, respectively. As of May, 10, 1996, the Company has not drawn against this line of credit.

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

     The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B common stock is entitled to three votes while each share of Class A common stock is entitled to one vote.

STOCK OPTION PLANS

     During the three months ended March 31, 1996, there were no stock options granted, canceled or exercised under the Company's stock option plan.

ADOPTION OF NEW ACCOUNTING RULES

        In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation," ("FAS 123") which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. FAS 123 is required for such grants, described above, to acquire goods or services from non-employees. Additionally, although expense recognition is not mandatory, FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method. The Company adopted FAS 123 in the fourth quarter of fiscal 1995.

PUBLIC OFFERING

        In December 1990, the Company completed its initial public offering of securities. The offering consisted of 1,400,000 shares of Class A Common Stock and 1,400,000 redeemable Class A warrants offered in $6 units, consisting of two Class A common shares and two Class A common share purchase warrants. The Class A purchase warrants were immediately exercisable. Each Class A warrant entitled the holder to purchase one share of Class A Common Stock and one Class B warrant for $4.50 until December 1994. Each Class B warrant entitled the holder to purchase one share of Class A Common Stock for $6.00 through December 11, 1995.

        The exercise prices and number of shares issuable upon exercise of the warrants were subject to adjustment in certain circumstances. In January 1991, the underwriter exercised its option to purchase an additional 105,000 units with net proceed to the Company of approximately $540,000. In connection with the public offering, the three founding Stockholders agreed to deposit 800,000 shares of Class B Common Stock into escrow. These shares were subject to forfeiture if the Company did not attain certain earnings levels or the market price of the Company's Class A Common Stock did not reach certain targets over the next three years. As of December 31, 1993, these shares were forfeited as the required targets were not met.

          In December 1993, Class A warrants were exercised resulting in the issuance of 1,602,990 shares of Class A Common Stock and net proceeds to the Company of $6,924,917. In January 1994, Class A warrants were exercised resulting in the issuance of 600 shares of Class A Common Stock and net proceeds to the Company of $10,500. The remaining 6,533 Class A warrants were unexercised and have terminated.

         In 1994, Class B warrants were exercised resulting in the issuance of 12,500 shares of Class A Common Stock and net proceeds to the Company of $72,000.

       On or about November 8, 1995, the Company reduced the exercise price of its then outstanding Class B Common Stock purchase warrants from $6.00 per warrant to $4.90 per warrant through their expiration date, December 11, 1995.
  As a result of the Class B warrant exercises, 1,622,970 shares of the Company's Class A Common Stock were issued. The Company received net proceeds of $7,602,606 after deduction of a 4% solicitation fee payable to D.H. Blair & Co., Inc. A total of 108,120 Class B warrants were not exercised and have expired.

        In 1990, as part of the initial public stock offering and as partially underwriter's compensation, the Company issued options to the underwriter for the purchase of 70,000 units. Each unit, exercisable at $7.20, consisted of two shares of Class A Common Stock and two Class A warrants. Each Class A warrant was exercisable, at an exercise price of $4.50 per Class A warrant, for one share of Class A Common Stock and one Class B warrant. By late 1995, all the units were exercised resulting in the issuance of 137,000 shares of Class A Common Stock in 1995 and 3,000 shares of Class A Common Stock in 1994, for net proceeds to the Company of $493,200 and $10,800, respectively. All Class A warrants, which were issued as a result of the units, were exercised in 1995 resulting in the issuance of 140,000 shares of Class A Common Stock for net proceeds to the Company of $630,000.

NOTE 7 - INCOME TAXES

      The Company is required to measure current and deferred tax consequences of all events recognized in the financial statements by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The major and primary source of any differences is due to the Company accounting for income and expense items differently for financial reporting and income tax purposes.

         A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:



          Three Months Ended March 31,


                                            1996       1995
                                         ----------  --------

Pretax income (loss) -  continuing and
    discontinued operations              $(779,065)  $197,161
                                         ==========  ========
Federal tax expense (benefit)
      at statutory rate - 34%            $(264,882)  $ 67,034
State income tax expense (benefit)         (26,488)     6,704
                                         ----------  --------
Income tax expense (benefit)             $(291,370)  $ 73,738
                                         ==========  ========





      Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of March 31, 1996, were as follows:






Deferred tax assets:
Loss on disposal of CarMart              $   111,336
Federal and State NOL tax carry-forward    1,634,696
Other                                         66,660
                                         ------------
Total deferred tax assets                  1,812,692
Deferred tax liabilities:
Depreciation                                 (79,390)
Allowances                                (1,056,950)
Other                                         (6,424)
                                         ------------
Total deferred tax liability              (1,142,764)
                                         ------------
Net deferred tax asset                   $   669,928
                                         ============




NOTE 8 - DISCONTINUED OPERATIONS

        In February 1996, the Company announced that it intends to discontinue its CarMart retail used car sales and associated financing operations. In
April 1996, the Company extended the expected disposal date of the CarMart business from April 30, 1996 to May 31, 1996.

       On January 15, 1996 and January 31, 1996, the Company closed its retail car lot in Englewood, Colorado and Colorado Springs, Colorado, respectively, and transferred the remaining retail inventory to its Aurora, Colorado retail store. The Company intends to liquidate the remaining inventory at the Aurora, Colorado store by May 31, 1996. Effective March 15, 1996, the Company entered into a sublease agreement on both properties for the entire lease terms at an amount approximately equal to the Company's obligation.

         On March 31, 1995, the Company closed its retail car lot in Lakewood,
Colorado.   The Company made monthly rental payments of $4,000 through the end of the lease term on October 15, 1995.

       All personnel associated with the CarMart operations have been, or will be, reassigned to other positions within the Company or have been released.

       The results of operations of the CarMart business for 1995 are included in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations" and includes:






                                                          For the Three Months
                                                          Ended March 31, 1995
                                                          ----------------------
 Revenues                                                 $           3,434,067
Total costs and expenses                                              3,511,771
                                                          ----------------------
(Loss) from discontinued operations before income taxes                 (77,704)
Income tax (benefit)                                                    (29,061)
                                                          ----------------------
(Loss) from discontinued operations                       $             (48,643)
                                                          ======================




         The Company allocated interest expense and associated direct costs of $9,085 to discontinued operations in the three months ended March 31, 1995. The allocations were based on the ratio of discontinued net assets to consolidated net assets plus consolidated debt.

        The loss on the disposition of the CarMart business has been accounted for as discontinued operations. In March 1996, the Company recorded an additional pretax charge of $150,000 ($93,900 aftertax) related to the estimated 1996 loss from operations of CarMart through May 31, 1996.

     The components of the loss on disposal of the CarMart business were based on reasonable estimates and assumptions that Management believes are adequate, however, actual amounts may differ from these estimates.

      Summarized balance sheet data for the discontinued CarMart operations is as follows:





                                        March 31,   December 31,
                                              1996           1995
                                        ----------  -------------
Assets
- - --------------------------------------
Vehicles held for sale                  $  461,609  $     966,830
Income tax receivable                      703,674        948,150
Deferred tax asset                         391,900        174,148
Furniture and equipment, net               183,276        269,563
Other receivables                          101,186         83,710
Other assets                                65,473         58,746
                                        ----------  -------------
Total assets                            $1,907,118  $   2,501,147
                                        ==========  =============
Liabilities
- - --------------------------------------
 Accounts payable and accrued expenses  $  531,892  $     662,755
                                        ==========  =============
Total liabilities                       $  531,892  $     662,755
                                        ==========  =============
Net assets of discontinued operations   $1,375,226  $   1,838,392
                                        ==========  =============




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
        In February 1996, the Company announced that it intends to discontinue its CarMart retail used car sales and associated financing operations related to its CarMart business. In April 1996, the Company extended the expected disposal date of the CarMart business from April 30, 1996 to May 31, 1996. The results of operations of the CarMart business for 1995 are included in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". The loss on disposal of the CarMart business has also been accounted for as discontinued operations.

          The Company's revenues and net income from continuing operations primarily are derived from interest income generated from its loan portfolio. The Company's loan portfolio consists of Contracts purchased from the Dealer Network as well as Contracts financed from vehicle sales at the Company's Dealerships. The average discount on all Contracts purchased pursuant to discounted Finance Programs during the quarters ended March 31, 1996 and 1995 was approximately 10% and 19%, respectively. The Company services all of the loans that it owns. The loan portfolio carries an original annual percentage rate of interest that averages approximately 25%, before discounts, and has an original weighted average term of approximately 45 months. The average amount financed per Contract for the quarters ended March 31, 1996 and 1995 was approximately $8,621 and $8,534, respectively.

RESULTS OF OPERATION

OVERVIEW


     INCOME STATEMENT DATA

                                                                     Quarter Ended March 31,

(dollars in thousands, except per share amounts)                          1996         1995
                                                                    -----------  -----------
Total revenues                                                      $    3,222   $    2,644
Total costs and expenses                                            $    3,851   $    2,369
Income (loss) from continuing operations before income taxes        $     (629)  $      275
Income tax expense (benefit)                                        $     (235)  $      103
Income (loss) from continuing operations                            $     (394)  $      172
(Loss) from discontinued operations, net of income taxes                     -   $      (49)
(Loss) on disposal of discontinued business, net of income taxes.   $      (94)           -
Net income (loss)                                                   $     (488)  $      123
Net income (loss) per share                                         $    (0.07)  $     0.02
Weighted average number of shares outstanding                        6,895,779    5,130,823








          BALANCE SHEET DATA



                        March 31, 1996   December 31, 1995
                        ---------------  ------------------
(dollars in thousands)
Total assets            $        81,718  $           79,351
Total liabilities       $        59,505  $           56,601
Retained earnings       $            64  $              552
Stockholders' equity    $        22,213  $           22,750




          The Company's revenues increased 22% from $2.6 million in the first quarter of 1995 to $3.2 million in the comparable 1996 period. Net income
(loss) from continuing operations decreased from $.2 million in 1995 to $ (.4) million in 1996. Earnings (loss) per share from continuing operations for 1996 were $ (0.06), based on 6.9 million weighted average shares outstanding, compared with $0.03 per share, based on 5.1 million weighted average shares outstanding, for 1995. Net income (loss) decreased from $.1 million in 1995 to $ (0.5) million in 1996, while net income (loss) per share decreased from $0.02 in 1995 to $ (0.07) in 1996, primarily due to a $.6 million decrease in income from continuing operations.

     CONTINUING OPERATIONS


     SELECTED OPERATING DATA


                                     Quarter Ended March 31,

(dollars in thousands, except where noted)    1996     1995
                                            -------  -------
Interest income                             $3,193   $2,620
Other income                                $   29   $   24
Provision for credit losses                 $  301   $  435
Operating expenses                          $2,499   $1,196
Interest expense                            $1,051   $  738
Operating expenses as a % of revenues           78%      45%
Contracts from Dealer Network                  948    1,254
Contracts from Company Dealerships             104      452
                                            -------  -------
Total contracts                              1,052    1,706

Average amount financed (dollars)           $8,621   $8,534




     Total revenues for the quarter ended March 31, 1996 increased $.6 million when compared to the same period in 1995 primarily due to the increase in interest income, which increased 22% from $2.6 million in 1995 to $3.2 million in 1996. This increase was due to the 18% increase in the Company's loan portfolio from $50.8 million at March 31, 1995, to $59.8 million at March 31, 1996.

     The most significant aspect of the growth in the Company's loan portfolio is attributable to loans generated from the Dealer Network. Although the number of contracts generated from the Dealer Network decreased 24% from 1,254 in the first quarter of 1995 to 948 in the comparable 1996 period, the Company's strategic plan for 1996 continues to include increasing its portfolio of outstanding Contracts through the growth of its Dealer Network. The dollar value of the Contracts generated decreased $2.9 million, or 26%, from $11.3 million in the first quarter of 1995 to $8.4 million in the comparable 1996 period.

     The number of loan originations from the CarMart operations decreased 77% from 452 in the first quarter of 1995 to 104 in the comparable 1996 period. The dollar value of these Contracts decreased $2.6 million, or 78%, from $3.3 million in 1994 to $.7 million in 1996. The decrease in Contacts mainly was due to the March 31, 1995 closing of the Company's Lakewood, Colorado, retail store, the January 1996 closings of the Englewood, Colorado, and Colorado Springs, Colorado, retail stores, and the Company's continued focus in 1996 on the expansion of the Dealer Network.

     The total number of Contracts generated by the Company decreased 38% from 1,706 in the first quarter of 1995 to 1,052 in the comparable 1996 period. The dollar value of these Contracts decreased $5.5 million, or 38%, from $14.6 million in 1995 to $9.1 million in 1996. The average amount financed increased 1% from $8,534 in 1995 to $8,621 in 1996. The average discount on all Contracts purchased pursuant to the discounted Finance Programs decreased from 19% in 1995 to 10% in 1996 primarily due to new Finance Programs introduced in 1995 and 1996.

          Other income, which primarily represents insurance servicer income remained relatively flat at $24,000 and $29,000 for the quarters ended March 31, 1995 and 1996, respectively.

       The provision for credit losses decreased $.1 million, or 31%, from $.4 million in the quarter ended March 31, 1995 to $.3 million in the comparable 1996 period. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The decrease in the provision for credit losses primarily was due to the introduction of the excess interest method to record allowances effective January 1, 1995 (see Note 2), as well as changes in certain of the Company's programs. Net charge-offs as a percentage of average net automobile receivables increased ("Net Charge-off Increase") from 2.9% in 1995 to 6.2% in 1996. If net charge-offs continue at the current level, a provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 2.9% of its loan portfolio over 60 days past due at December 31, 1995 compared with 1.1% at March 31, 1996. Certain of the increase in charge-offs are a result in the change in the mix of loan program type purchased by the Company and a general increase in the age of the portfolio. In the first quarter of 1996, the number of loans purchased at less than face value increased by 188% when compared to the same period in 1995. The risk model for these loans anticipates a higher percentage of charge-offs and delinquencies, the cost of which is intended to be off-set by the discount in the purchase of these loans. The risk adjusted yields (net yield on amounts paid for Contracts based on Contract cash flows calculated at the note interest rate and adjusted for prepayments, defaults and recoveries) in these programs is anticipated to be as good as, or better than, the Company's loan programs which have lower anticipated charge-offs and delinquencies. The allowance for credit losses, which anticipates losses also based on the Company's risk analysis of historical trends and expected future results, is continually reviewed and adjusted to maintain the allowance at a level which, in the opinion of management, provides adequately for existing, and possibly, future losses that may develop in the present portfolio. A provision for credit losses is charged to earnings in an amount sufficient to maintain the allowance. However, since the risk model uses past history to predict the future, changes in Company programs, national and regional economic conditions, borrower mix and other factors will result in actual losses differing from predicted losses.

      Operating expenses increased $1.3 million, or 109%, from $1.2 million in the first quarter of 1995 to $2.5 million in the comparable 1996 period. This increase primarily was due to an increase in staffing and operating costs required to process the increase in loan originations from 1994 to 1995 and to service the Company's increased loan portfolio. As the Company continued to expand its Dealer Network, operating expenses as a percentage of revenues increased from 45% in the first quarter 1995 to 78% in the comparable 1996 period. The Company anticipates that, in the future, as interest income increases from its expanding portfolio of Automobile Receivables, operating expenses as a percentage of revenue may begin to decline, although there can be no assurances that if interest income increases, such increase will be faster than any operating expense increase.

       Interest expense increased $.3 million, or 42%, from $.7 million in the first quarter of 1995 to $1.0 million in the comparable 1996 period. This increase primarily was due to an increase in borrowings that provided the necessary working capital for the Company to increase its loan portfolio from $50.8 million at March 31, 1995 to $59.8 million at March 31, 1996. Since March 31, 1995, net increases (decreases) in the Company's debt were as follows:






(dollars in thousands)
Notes payable - Citicorp               $(13,396)
Convertible subordinated debt              (460)
Convertible senior subordinated debt      5,000
Automobile receivables-backed notes      28,494
                                       ---------
Total                                  $ 19,638
                                       =========




        The average annualized interest rate on the Company's debt was 7.3% in the first quarter of 1996 versus 8.3% in the comparable 1995 period. This decrease was primarily due to lower interest rates associated with the Company's Series 1994-A, Series 1995-A and Series 1995-B Notes as compared to those charged under the Company's prior credit facility with Citicorp.

          Net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 16.8% in the first quarter of 1995 to 14.2% in the comparable 1996 period. The decrease was due primarily to the amortization of excess interest receivable as described in Note 2 of Notes to Consolidated Financial Statements.

        Net income (loss) from continuing operations decreased $.6 million, or 329%, from $.2 in the first quarter of 1995 to $(.4) million in the comparable 1996 period. This decrease was primarily due to the following changes on the Consolidated Statement of Operations:






                                 Increase
                                 (Decrease)
(in millions of dollars)         to Net Income
                                 ---------------
Interest income                  $          0.6
Provision for credit losses                 0.1
Operating expenses                         (1.3)
Interest expense                           (0.3)
Income tax expense                          0.3
Net (decrease) to net income
    from continuing operations   $         (0.6)
                                 ===============





     DISCONTINUED OPERATIONS




                                    SELECTED OPERATING DATA
                                    Quarter Ended March 31,

(dollars in thousands, except where noted)   1996     1995
                                                    -------
Sale of vehicles                            $ 903   $3,423
Other income                                $   8   $   11
Cost of vehicles sold                       $ 694   $1,883
Provision for credit losses                 $ 202   $  811
Operating expenses                          $ 596   $  810
Interest expense                                -   $    8

Gross margin % on vehicle sales                23%      45%
Operating expenses as a % of revenues          65%      24%




        In February 1996, the Company announced that it intends to discontinue its CarMart retail used car sales and associated financing operations. In
April 1996, the Company extended the disposal date of the CarMart business from April 30, 1996 to May 31, 1996. The results of operations of the CarMart business for the first quarter of 1995 are included in the Consolidated Statement of Operations under the caption (Loss) from discontinued operations.
  The results of operations for 1996 were included in the loss on disposal recorded at December 31, 1995. At March 31, 1996, the Company recorded an additional loss on disposal of $150,000 pretax $(93,900 after tax) related to the extension of the expected disposal date of the CarMart business to May 31, 1996.

       On January 15, 1996 and January 31, 1996, the Company closed its retail car lots located in Englewood, Colorado, and Colorado Springs, Colorado, respectively, and transferred the remaining retail inventory to its Aurora, Colorado retail store. The Company intends to liquidate the remaining retail inventory at the Aurora, Colorado, store by May 31, 1996. Effective March 15, 1996, the Company entered into a sublease agreement on the Englewood, Colorado, and Colorado Springs, Colorado, properties, for the entire lease terms, at an amount approximately equal to the Company's obligation. The Company had previously closed its retail car lot in Lakewood, Colorado, on March 15, 1995. All personnel associated with the CarMart operations have been, or will be, reassigned to other positions within the Company or have been released.

       Revenues from the sale of vehicles decreased $2.5 million, or 74%, from $3.4 million in the first quarter of 1995 to $.9 million in the comparable 1996 period. This decrease was primarily due to the March 15, 1995 closing of the Company's Lakewood, Colorado, retail car lot and the January 1996 closings of the Englewood, Colorado, and Colorado Springs, Colorado, retail car lots.

        Other income, which represents primarily revenue derived from customer repairs performed by the Company's repair shop, remained relatively constant at $11,000 and $8,000 for the quarters ended March 31, 1995 and 1996, respectively.

          The cost of vehicles sold decreased $1.2 million, or 63%, from $1.9 million in the first quarter of 1995 to $.7 million in the comparable 1996
period.    As a percentage of corresponding vehicle sales, the cost increased from 55% in 1995 to 77% in 1996.

       The provision for credit losses decreased $.6 million, or 75%, from $.8 million in the first quarter of 1995 to $.2 million in the comparable 1996 period. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results for its CarMart portfolio. The decrease in the provision for credit losses was due primarily to the decrease in CarMart sales and associated financing over this period. See the discussion above in Continuing Operations regarding the provision and allowance for credit losses for additional analysis and explanation of the Company's charge-offs, delinquencies and risk model.

     Operating expenses decreased $.2 million, or 26%, from $.8 million in the first quarter of 1995 to $.6 million in the comparable 1996 period. As a percentage of revenues, operating expenses increased from 24% in 1995 to 65% in 1996. This increase was due primarily to the relatively high percentage of fixed to variable overhead costs associated with operating the CarMart business and the general decrease in CarMart sales from 1995 to 1996.

          The Company allocated interest expense of $8,000 to discontinued operations in the first quarter of 1995. The allocation was based on the ratio of discontinued net assets to consolidated net assets plus consolidated debt.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash flows for the quarters ended March 31, 1996 and 1995 are summarized as follows:



          CASH FLOW DATA


                                                  Quarter Ended March 31,

(dollars in thousands)                                    1996      1995
                                                       --------
Cash flows provided by (used in):
Operating activities                                   $ 1,300   $ 2,569
Investing activities                                    (1,031)   (9,361)
Financing activities                                     2,022     6,765
                                                       --------  --------
Net increase (decrease) in cash and cash equivalents   $ 2,291   $   (27)
                                                       ========  ========




       The Company's business has been and will continue to be cash intensive. The Company's principal need for capital is to fund cash payments made to Dealers in connection with purchases of installment contracts. These purchases have been financed through the Company's capital, private placement borrowings and cash flows from operations. It is the Company's intent to use its new
Revolving Note, as described in detail below, to provide the liquidity to finance the purchase of installment Contracts. Under the terms of the Revolving Note, approximately 75% to 80% of the face amount of Contracts, in the aggregate, is advanced to the Company for purchasing qualifying Contracts. The balance must be financed through capital.

          The Agreements underlying the terms of the Company's Automobile Receivable - Backed Securitization Program ("Securitization Program") and the corresponding Revolving Notes and Warehouse Notes, described below, contain certain covenants which if not complied with, could materially restrict the Company's liquidity. Although the Company endeavors to comply with these covenants, no assurance is given that the Company will continue to be in compliance. Furthermore, if the Net Charge-Off Increase continues to grow substantially in future reporting periods, it negatively will impact the Company's liquidity and could impair its ability to increase its loan portfolio.

      During 1993, the Company completed the Note Offering described in Note 5 of the Notes to Consolidated Financial Statements. In the Note Offering, the Company sold 7% Convertible Subordinated Notes in the aggregate principal amount of $2,000,000. The purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount on September 15, 1993. The principal amount of the Notes, plus accrued interest thereon, is due March 1, 1998. The Notes are convertible into Class A Common Stock of the Company at any time prior to maturity at a conversion price of $3.42 per share, subject to adjustment for dilution. Certain of these Notes with an aggregate principal amount of $1,615,000 were converted in 1994 and 1995, resulting in the issuance of 472,219 shares of Class A Common Stock.

        On November 1, 1994, MF Receivables Corp. I (MF Receivables) sold in a private placement unsecured Senior Subordinated Notes (Senior Notes") in the principal amount of $5,000,000 to Rothschild North America, Inc. Interest is due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 are due and payable the first day of January, April, August and October of each year, commencing January 1,
1997. The unpaid principal amount of the Notes, plus accrued and unpaid interest, are due October 1, 1999.

          In November 1994, MF Receivables sold, in a private placement, $23,861,823 of 7.6% automobile receivables- backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrue interest at a fixed rate of 7.6% per annum. The Series 1994-A Notes are expected to be fully amortized by March 1998; however, the debt maturities are based on principal payments received on the underlying receivables, which may result in a different final maturity.

          In May of 1995, MF Receivables issued its Floating Rate Auto Receivable-Backed Note ("Revolving Note" or "Series 1995-A Note"). The Revolving Note has a stated maturity of October 16, 2002. MF Receivables acquires Contracts from the Company which are pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving Note is repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest, on the underlying Contracts. The Revolving Note can be used to borrow up to an aggregate of $150 million through May 16, 1997. The Term Notes have a fixed rate of interest and likewise are repaid from collections on the underlying Contracts. An Indenture and Servicing Agreement require that the Company and MF Receivables maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture requires MF Receivables to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including Contracts pledged as collateral for Series 1994-A Term Notes and the Series 1995-B Term Notes, as well as all future Contracts acquired by MF Receivables.

      The Series 1995-A Note bears interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provides customary collection and servicing activities for the Contracts. The Revolving Note has a stated maturity of October 16, 2002 and an expected termination date of May 16, 1997. The maximum limit for the Series 1995-A Note is $40 million. On September 15, 1995, MF Receivables issued the Series 1995-B Term Notes ("Series 1995-B Notes") in the amount of $35,552,602. The Series 1995-B Notes accrue interest at a fixed note rate of 6.45% per annum. The Series 1995-B Notes are expected to be fully amortized by June 1999; however, the debt maturities are based on principal payments received on the underlying receivables which may result in a different final maturity. The proceeds from the issuance of the Series 1995-B Notes were used to retire, in full, the 1995-A Note, which will be used to accumulate an additional $114.4 million in $40 million increments.

       The assets of MF Receivables are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term
Notes, a nationally recognized insurance company (MBIA) has guaranteed to repay. The MBIA insured Series 1994-A Notes, Series 1995-A Note and Series 1995-B Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series 1994-A, Series 1995-A and Series 1995-B noteholders and other general disbursements are paid to MF Receivables monthly.

         As of March 31, 1996, the Series 1994-A Notes, Series 1995-A Note and Series 1995-B Notes and underlying receivables backing those notes were as follows:






                                       Underlying
(dollars in thousands)  Note Balance   Receivable Balance
                        -------------  -------------------
Series 1994-A Notes     $       9,855  $            10,362
Series 1995-A Note             13,230               17,451
Series 1995-B Notes            24,395               28,249
                        -------------  -------------------
 Total                  $      47,480  $            56,062
                        =============  ===================




     On January 9, 1996, the Company entered into a Purchase Agreement for the sale of an aggregate of $5 million in principal amount of 12% Convertible Senior Subordinated Notes due 2001 (the "12% Notes"). Interest on the 12% Notes is payable monthly at the rate of 12% per annum and the 12% Notes are convertible, subject to certain terms contained in the Indenture, into shares of the Company's Class A Common Stock, par value $.01 per share, at a conversion price of $4.625 per share, subject to adjustment under certain circumstances. The 12% Notes were issued pursuant to an Indenture dated January 9, 1996, between the Company and Norwest Bank Minnesota, N.A., as trustee. The Company agreed to register, for public sale, the shares of restricted Common Stock issuable upon conversion of the 12% Notes. The 12% Notes were sold pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.

          Provision has been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes on or before January 9, 1998, upon such terms and conditions as shall be agreed to between the Company and one of the initial purchasers.

          In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment of the line of credit consists of all Contracts pledged and all other assets of the Company. Among numerous other loan covenants, the Company generally has agreed to maintain its ratio of liabilities to tangible assets at not more than 3 to 1; that its tangible net worth shall not be less than $19 million; and that its interest coverage ratio (earnings before interest and taxes divided by interest expense) and cash flow ratio (unrestricted cash divided by interest expense) shall not be less than 1.5 to 1 and 2.0 to 1, respectively. As of May 10, 1996, the Company has not drawn against this line of credit.

       On or about November 8, 1995, the Company reduced the exercise price of its then outstanding Class B Common Stock purchase warrants from $6.00 per warrant to $4.90 per warrant through their expiration date, December 11, 1995. As a result of the Class B warrant exercises, 1,622,970 shares of the Company's Class A Common Stock were issued. The Company received net proceeds of $7,602,606 after deduction of a 4% solicitation fee payable to D.H. Blair & Co., Inc. A total of 108,120 Class B warrants were not exercised and have expired.

          In 1990, as part of its initial public stock offering and as partial underwriter's compensation, the Company issued options to the underwriter for the purchase of 70,000 units. Each unit, exercisable at $7.20, consisted of two shares of Class A Common Stock and two Class A warrants. Each Class A warrant was exercisable, at an exercise price of $4.50 per Class A warrant, for one share of Class A Common Stock and one Class B warrant. By late 1995, all the units were exercised resulting in the issuance of 137,000 shares of Class A Common Stock in 1995 and 3,000 shares of Class A Common Stock in 1994, for net proceeds to the Company of $493,200 and $10,800, respectively. All Class A warrants which were issued as a result of the units were exercised in 1995 resulting in the issuance of 140,000 shares of Class A Common Stock for net proceeds to the Company of $630,000.

          In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of May 10, 1996, the Company had repurchased 26,900 shares of Class A Common Stock.

        The Company has never paid cash dividends on its Common Stock and does not anticipate a change in this policy in the foreseeable future. Certain of the Company's loan agreements contain covenants that restrict the payment of cash dividends.

       The Company's cash needs will, in part, continue to be funded through a combination of earnings and cash flow from operations and its existing warehouse credit facility and line of credit. In addition, the Company continues to pursue additional sources of funds including, but not limited to, various forms of debt and/or equity. The ability of the Company to maintain past growth levels will, in large part, be dependent upon obtaining such additional sources of funding, of which no assurance can be given. Failure to obtain additional funding sources will materially restrict the Company's future business activities.

OTHER

ACCOUNTING PRONOUNCEMENTS

        In 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation, (SFAS 123) which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. SFAS 123 is required for such grants, described above, to acquire goods and services from nonemployees. Additionally, although expense recognition is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method. The Company has adopted SFAS 123 in the fourth quarter of fiscal 1995 and will disclose pro forma net income and earnings per share information where applicable.

         SFAS No. 114 and No. 118 "Accounting by Creditors for Impairment of a Loan" is not applicable to the Company as the Company has a large group of smaller homogeneous loans that are collectively evaluated for impairment.

INFLATION

      Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to March 31, 1996.

FUTURE EXPANSION AND STRATEGY

          With the closing of the CarMart operations, the Company is now emphasizing the purchase of Contracts from its Dealer Network. The Company's strategic plan for 1996 includes increasing its portfolio of outstanding Contracts through the growth of its Dealer Network.

        At March 31, 1996 the Company purchased Contracts in twenty-one states from approximately 425 active automobile dealers and was being serviced by 13 sales representatives. In 1996, the Company plans to significantly increase its Dealer Network into additional states as well as states within which it currently operates.

      The Company believes that it has adequate capital and warehouse lines of credit to finance its strategic plan for Dealer growth through 1996. The Company's Stockholders' Equity at March 31, 1996, exceeded $22.2 million. In addition, the $5 million of Senior Subordinated Debt issued in early 1996 increased total subordinated debt to over $11.3 million. With over $101 million of AAA rated warehouse lines and a $15 million line of credit from a national bank in place at March 31, 1996, the Company believes it has the financial resources to increase its portfolio of Contracts.

          In addition to increasing its portfolio from Dealer purchases, the Company is actively pursuing the purchase of portfolios of already originated sub-prime automobile Contracts through investment bankers and other such sources. The Company does not know, at this time, if such portfolios can be acquired at prices which provide a risk adjusted yield to the Company sufficiently high to meet the Company's criteria.


FORWARD-LOOKING STATEMENTS

          The foregoing discussion contains certain forward-looking statements within the meaning of 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operation, including plans and objectives relating to the Automobile Receivables and the related allowance.

          The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements including in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved.


                    MONACO FINANCE, INC. AND SUBSIDIARIES

                                 FORM 10-QSB

                         QUARTER ENDED MARCH 31, 1996

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On May 8, 1995, Milton Karsh filed a civil suit in the District Court in and for the City and County of Denver, State of Colorado against the Company, its President, Morris Ginsburg, and its Executive Vice President, Irwin L. Sandler, both of whom are Directors of the Company. The plaintiff alleges breach of contract, breach of fiduciary duty and conversion in connection with the plaintiff's proposed sale of the Class A Common Stock of the Company pursuant to Rule 144 under the Securities Act of 1933. Plaintiff now claims that he sustained approximately $450,000 in damages. The defendants have denied the material allegations of the complaint, have set forth several affirmative defenses, have alleged that the complaint is frivolous and have filed a counterclaim against the plaintiff alleging breach of contract. Trial is scheduled for October 15, 1996, and discovery is in process. The claims are without merit in the opinion of management and will be vigorously defended.

       The Company has agreed to pay all litigation costs, including fees, and to indemnify the directors to the maximum extent provided by Colorado law, as stated in the Company's By-laws, the exact extent of which will be determined when the lawsuit, including appeals, is resolved or settled.

ITEM 2. CHANGES IN SECURITIES

      (b.) Certain of the Company's loan agreements, including loan agreements entered into in the first quarter of 1996, contain covenants that restrict the payment of cash dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
     Exhibit 11 - Computation of Net Earnings per Common and Common Equivalent Share
     Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8 - K:
       A Form 8-K dated January 9, 1996 was filed announcing (1) the Company's intent to discontinue its CarMart retail used car sales and associated financing operations as of March 31, 1996; (2) the Company entered into a Purchase Agreement for the sale of an aggregate of $5 million in principal amount of 12 % Convertible Senior Subordinated Notes due 2001; and, (3) the Company entered into a Revolving Credit Agreement with LaSalle National Bank providing a line of credit up to $15 million.

         A Form 8-K dated March 5, 1996 was filed announcing that the Board of Directors had authorized the purchase of up to 500,000 shares of its Class A Common Stock on the open market or in block transactions from time to time.

                                  EXHIBIT 11



                        MONACO FINANCE, INC. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS (LOSS) PER SHARE
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     THREE MONTHS ENDED MARCH 31,


                                                                1996         1995
                                                             -----------  -----------

 EARNINGS (LOSS) PER SHARE - PRIMARY AND FULLY DILUTED
NET EARNINGS (LOSS)
- - -----------------------------------------------------------
Income (loss) from continuing operations                     $ (393,795)  $  172,066
(Loss) from discontinued operations                                   -      (48,643)
(Loss) on disposal of discontinued business                     (93,900)           -
                                                             -----------  -----------
Net income  (loss)                                           $ (487,695)  $  123,423
                                                             ===========  ===========
AVERAGE SHARES OUTSTANDING
- - -----------------------------------------------------------
Weighted average shares outstanding                           6,895,779    4,831,236
Shares issuable from assumed exercise of stock options (a)           (b)     251,408
Shares issuable from assumed exercise of underwriters'
units (a)                                                            (b)      48,179
Shares issuable from assumed exercise of stock
warrants (a)                                                         (b)          (b)
                                                             -----------  -----------
Common stock and common stock equivalents -  primary          6,895,779    5,130,823
Shares issuable from assumed conversion of 7% subordinated
debt (c)                                                             (b)          (b)
                                                             -----------  -----------
Common stock and common stock equivalents -  fully
diluted                                                       6,895,779    5,130,823
                                                             ===========  ===========
EARNINGS (LOSS)PER SHARE - PRIMARY AND FULLY DILUTED
- - -----------------------------------------------------------
Income (loss) from continuing operations                     $    (0.06)  $     0.03
(Loss) from discontinued operations                                   -        (0.01)
(Loss) on disposal of discontinued business                       (0.01)           -
                                                             -----------  -----------
 Net income (loss) per share                                 $    (0.07)  $     0.02
                                                             ===========  ===========

     Notes:
             (a)     Common Stock equivalents are calculated using the treasury stock method.
           (b)     The computation of average number of common stock and common stock equivalent shares outstanding excludes anti-dilutive common equivalent shares.
              (c)     Subordinated debentures were not included in the calculation of primary earnings per share in accordance with paragraph 33 of  APB Opinion No. 15.



                                  SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          MONACO FINANCE, INC.


     Date: May 15, 1996
                                                      By:  /s/ Morris Ginsburg
                                                      ------------------------
                                                               Morris Ginsburg
                                                                    President,

                                                      By:  /s/ Craig L. Caukin
                                                      ------------------------
                                                              Craig L. Caukin,
                                                      Executive Vice President

                                                 By:  /s/ Michael H. Feinstein
                                                 -----------------------------
                                                         Michael H. Feinstein,
                                                       Chief Financial Officer