Form 10KSB/A
period 1995-12-31
MONACO FINANCE INC
filed 1996-07-18
CIK 865830

FORM 10-KSB/A
                                 AMENDMENT 2
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                        Commission file number 0-18819
                            MONACO FINANCE, INC.
                (Name of small business issuer in its charter)

                     Colorado                    84-1088131
        (State or other jurisdiction            (IRS Employer
     of incorporation or organization)     identification number)

        370 17th Street, Suite 5060
             Denver, Colorado                                    80202
    (Address of principal executive offices)                   (Zip Code)
                 Issuer's telephone number:     (303) 592-9411

     SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

     Class A Common Stock, $.01 Par Value
     Title of Class

     SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

     Class A Common Stock, $.01 Par Value
     Title of Class

     Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       X Yes   _____ No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.   $14,024,284.

     State the aggregate market value of the voting stock held by non-affiliates (based on the average bid and asked prices of such stock) of the Registrant:

     As of February 29, 1996:  Approximately $25,735,401.

     As of February 29, 1996, there were 5,672,279 shares of Class A Common Stock, $.01 par value and 1,306,000 shares of Class B Common Stock, $.01 par value, outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE
     Proxy Statement for the 1996 Annual Meeting to be filed within 120 days after the fiscal year (Part III).
Transitional Small Business Disclosure Format:      Yes  No   X
Total number of pages: 36

                             MONACO FINANCE, INC.
                       1995 FORM 10-KSB/A ANNUAL REPORT
                              TABLE OF CONTENTS

                                     PAGE NUMBER
                                     PART II
Item 6.     Management's Discussion
               and Analysis or Plan
                of Operation          3-10

Item 7.     Financial Statements     11-35
            Signatures                  36

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY
In February 1996, the Company announced that it intends to discontinue its CarMart retail used car sales and associated financing operations related to its CarMart business. The CarMart business will cease operations on April 30, 1996. The results of operations of the CarMart business are included in the Consolidated Statement of Operations under the caption "Income (loss) from discontinued operations". The loss on disposal of the CarMart business has also been accounted for as discontinued operations.

     The Company's revenues and net income from continuing operations primarily are derived from interest income generated from its loan portfolio. The Company's loan portfolio consists of Contracts purchased from the Dealer Network as well as Contracts financed from vehicle sales at the Company's Dealerships. The average discount on all Contracts purchased pursuant to discounted Finance Programs during the fiscal years ended December 31, 1995 and 1994 was approximately 17.1% and 17.3%, respectively. The Company services all of the loans that it owns. The loan portfolio carries a contract annual percentage rate of interest that averages approximately 25%, before discounts, and has an original weighted average term of approximately 44 months. The average amount financed per Contract for the years ended December 31, 1995 and 1994 was approximately $8,407 and $8,607, respectively.

RESULTS OF OPERATION



OVERVIEW
                                                                     INCOME STATEMENT DATA
                                                                  Years ended December 31,


 (dollars in thousands, except per share amounts)                        1995         1994
                                                                   -----------  ----------
Total revenues                                                     $   14,024   $    8,093
Total costs and expenses                                           $   13,166   $    6,926
Income from continuing operations before income taxes              $      858   $    1,167
Income tax expense                                                 $      321   $      437
Income from continuing operation                                   $      537   $      731
Income (loss) from discontinued operations, net of income taxes         ($721)  $      331
(Loss) on disposal of discontinued business, net of income taxes      ($1,158)           -
Net income (loss)                                                     ($1,342)  $    1,062
Net income (loss) per share                                            ($0.24)  $     0.19
Weighted average number of shares outstanding                       5,603,689    5,467,586









                      BALANCE SHEET DATA
                            December 31,


 (dollars in thousands)     1995     1994
                         -------  -------
Total assets             $79,351  $48,251
Total liabilities        $56,601  $34,079
Retained earnings        $   552  $ 1,893
Stockholders' equity     $22,750  $14,172




     The Company's revenues increased 73% from $8.1 million in 1994 to $14.0 million in 1995. Net income from continuing operations decreased 26% from $.7 million in 1994 to $.5 million in 1995. Earnings per share from continuing operations for 1995 were $0.10, based on 5.6 million weighted average shares outstanding, compared with $0.13 per share, based on 5.5 million weighted average shares outstanding, for 1994.

Net income decreased from income of $1.1 million in 1994 to a loss of $1.3 million in 1995 while net income (loss) per share decreased from $0.19 in 1994 to ($0.24) in 1995 primarily due to a 1995 loss from the discontinued operations of the CarMart business of $.7 million compared with income of $.3 million in 1994 and a 1995 loss on disposal of the CarMart business of $1.2 million.




CONTINUING OPERATIONS
                                      SELECTED OPERATING DATA
                                     Years ended December 31,


(dollars in thousands, except where noted)     1995     1994
                                            --------  -------
Interest income                             $12,501   $7,144
Other income                                $ 1,523   $  949
Provision for credit losses                 $ 1,635   $1,094
Operating expenses                          $ 7,845   $4,337
Interest expense                            $ 3,686   $1,495
Operating expenses as a % of revenues            56%      54%
Contracts from Dealer Network                 4,892    2,880
Contracts from Company Dealerships            1,480    1,606
                                            --------  -------
 Total contracts                              6,372    4,486
Average amount financed (dollars)           $ 8,407   $8,607





REVENUES
Total revenues for the year ended December 31, 1995 increased $5.9 million when compared to the same period in 1994. Interest income comprised $5.4 million of the above increase, increasing 75% from $7.1 million in 1994 to $12.5 million in 1995. This increase was due to the 45% increase in the Company's loan portfolio from $42.9 million in 1994 to $62.2 million in 1995.

The most significant aspect of the growth in the Company's loan portfolio is attributable to the increased number of loans generated from the Dealer Network. The number of contracts generated from the Dealer Network increased 70% from 2,880 in 1994 to 4,892 in 1995. The dollar value of these Contracts increased $17.0 million, or 66%, from $25.6 million in 1994 to $42.6 million in 1995. The increase in Contracts mainly was due to the expansion of the Dealer Network in 1995.

     The number of loan originations from the CarMart operations decreased 8% from 1,606 in 1994 to 1,480 in 1995. The dollar value of these Contracts decreased $2.0 million, or 15%, from $13.0 million to $11.0 million in 1995. The decrease in Contracts mainly was due to the March 31, 1995 closing of the Company's Lakewood, Colorado retail store and the Company's focus in 1995 on the expansion of the Dealer Network.

     The total number of Contracts generated by the Company increased 42% from 4,486 in 1994 to 6,372 in 1995. The dollar value of these Contracts increased $15.0 million, or 39%, from $38.6 million in 1994 to $53.6 million in 1995. The average amount financed decreased 2% from $8,607 in 1994 to $8,407 in 1995. The average discount on all Contracts purchased pursuant to the discounted Finance Programs remained relatively constant at 17.3% for 1994 compared to 17.1% for 1995.

     At December 31, 1994 and 1995, approximately $13.7 million, or 32%, and $12.8 million, or 21%, of the Automobile Receivables loan portfolio were generated from the CarMart operations.

     Other income increased $.6 million, or 60%, from $.9 million in 1994 to $1.5 million in 1994. Processing fees paid by dealers increased $.7 million from $.7 million in 1994 to $1.4 million in 1995 due to the increase in Contracts generated from the Dealer Network in 1995. Insurance servicer income remained relatively flat at $.1 million for 1994 and 1995.

COSTS AND EXPENSES
The provision for credit losses increased $.5 million, or 49%, from $1.1 million in 1994 to $1.6 million in 1995. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The increase in the provision for credit losses primarily was due to the increase in the Company's loan portfolio, as well as a result of changes in certain of the Company's programs. Net charge-offs as a percentage of average net automobile receivables increased ("Net Charge-off Increase") from 11.4% in 1994 to 17.3% in 1995. The Company had 2.9% of its loan portfolio over 60 days past due at December 31, 1995 compared with 2.5% at December 31, 1994. Certain of the increases in charge-offs and delinquencies are a result in the change in the mix of loan program type purchased by the Company. In 1995 the number of loans purchased at less than face value increased by 215% when compared to 1994. The risk model for these loans anticipates a higher percentage of charge-offs and delinquencies, the cost of which is intended to be off-set by the discount in the purchase of these loans. The risk adjusted yields (net yield on amounts paid for Contracts based on Contract cash flows calculated at the note interest rate and adjusted for prepayments, defaults and recoveries) in these programs is estimated to be as good as, or better than, the Company's loan programs which have lower anticipated charge-offs and delinquencies. The allowance for credit losses, which anticipates losses also based on the Company's risk analysis of historical trends and expected future results, is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover losses in the existing portfolio. However, since the risk model uses past history to predict the future, changes in national and regional economic conditions, borrower mix and other factors could result in actual losses differing from initially predicted losses.

     Operating expenses increased $3.5 million, or 81%, from $4.3 million in 1994 to $7.8 million in 1995. This increase primarily was due to an increase in staffing and operating costs required to process the increase in loan originations from 1994 to 1995 and to service the Company's increased loan portfolio. As the Company continued to expand its Dealer Network, operating expenses as a percentage of revenues increased from 54% in 1994 to 56% in 1995. The Company anticipates that, as its loan portfolio grows, interest income will increase. No assurance is given that the portfolio of Automobile Receivables will increase, and that if it does increase, that such increase will be sufficient to reduce the percentage of operating expenses to revenue.

     The major components of the increase in operating expenses are as follows:



(dollars in thousands)               1995    1994  Increase
                                   ------  ------  ---------
Salaries and benefits              $3,729  $2,248  $   1,481
Depreciation and amortization         918     201        717
Consulting and professional fees    1,269     561        708
Rent                                  478     188        290
Office supplies                       410     266        144
Telephone                             226     160         66
All other                             815     713        102
                                   ------  ------  ---------
                                   $7,845  $4,337  $   3,508
                                   ======  ======  =========




     Interest expense increased $2.2 million, or 147%, from $1.5 million in 1994 to $3.7 million in 1995. This increase primarily was due to an increase in borrowings that provided the necessary working capital for the Company to increase its loan portfolio from $42.9 million at December 31, 1994 to $62.2 million at December 31, 1995. Since December 31, 1994, net increases (decreases) in the Company's debt were as follows:



 (dollars in thousands)

Notes payable - Citicorp              ($3,090)
Convertible subordinated debt          (1,230)
Automobile receivables-backed notes    27,465
                                     ---------
     Total                           $ 23,145
                                     =========





     The average annualized interest rate on the Company's debt was 7.7% in 1995 versus 8.0% in 1994. This decrease was primarily due to lower interest rates associated with the Company's Series 1994-A, Series 1995-A and Series 1995-B Notes as compared to those charged under the Company's prior credit facility with Citicorp.

     Net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 17.1% in 1994 to 16.2% in 1995. The decrease was due primarily to the amortization of excess interest receivable as described in Note 2 of Notes to Consolidated Financial Statements.

NET INCOME
Net income from continuing operations decreased $.2 million, or 27%, from $.7 in 1994 to $.5 million in 1995. This decrease was primarily due to (1) the increase in interest expense and operating expenses associated with the Company's growth over the last year; and (2) the increase in the provision for credit losses. Partially offsetting the above decreases to income were increases to income from continuing operations related to (1) the increase in interest income as a result of the increase in the Company's loan portfolio;
(2) the increase in other income related to the increase in loan processing fees; and (3) the decrease in income tax expense of $.1 million, or 26%, associated with the decrease in income from continuing operations before income taxes.



DISCONTINUED OPERATIONS
                                        SELECTED OPERATING DATA
                                       Years ended December 31,

(dollars in thousands, except where noted)      1995      1994
                                            ---------  --------
Sale of vehicles                            $ 11,307   $13,334
Other income                                $     55   $    15
Cost of vehicles sold                       $  6,576   $ 7,335
Provision for credit losses                 $  2,893   $ 2,517
Operating expenses                          $  3,013   $ 2,870
Interest expense                            $     31   $    98
Loss on disposal of discontinued business    ($1,158)        -
Gross margin % on vehicle sales                   42%       45%
Operating expenses as a % of revenues             27%       21%




     In February 1996, the Company announced that it intends to discontinue its CarMart retail used car sales and associated financing operations. The CarMart business will cease operations on April 30, 1996. The results of operations of the CarMart business and the related loss on disposition, as detailed above, are included in the Consolidated Statement of Operations under the captions "Income (loss) from discontinued operations" and "Loss on disposal of discontinued business", respectively.

     On January 15, 1996 and January 31, 1996, the Company closed its retail car lots located in Englewood, Colorado and Colorado Springs, Colorado, respectively, and transferred the remaining retail inventory to its Aurora, Colorado retail store. The Company intends to liquidate the remaining retail inventory at the Aurora, Colorado store by April 30, 1996. Effective March 15, 1996, the Company entered into a sublease agreement on the Englewood, Colorado and Colorado Springs, Colorado properties, for the entire lease terms, at an amount approximately equal to the Company's obligation. The Company had closed its retail car lot in Lakewood, Colorado on March 15, 1995. All personnel associated with the CarMart operations have been, or will be, reassigned to other positions within the Company or have been released.

REVENUES
Revenues from the sale of vehicles decreased $2.0 million, or 15%, from $13.3 million in 1994 to $11.3 million in 1995. This decrease was primarily due to the March 15, 1995 closing of the Company's Lakewood, Colorado retail car lot and a general decrease in car sales.

     Other income, which represents primarily revenue derived from customer repairs performed by the Company's repair shop, increased by $40,000 from 1994 to 1995.

COSTS AND EXPENSES
The cost of vehicles sold decreased $.8 million, or 10%, from $7.3 million in 1994 to $6.5 million in 1995. As a percentage of corresponding vehicle sales, the cost increased slightly, from 55% in 1994 to 58% in 1995.

     The provision for credit losses increased $.4 million, or 15%, from $2.5 million in 1994 to $2.9 million in 1995. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results for its CarMart portfolio. The increase in the provision for credit losses was due primarily to the changes in the Company's CarMart program mix. See the discussion above in "Continuing Operations" regarding the provision and allowance for credit losses for additional analysis and explanation of the Company's charge-offs, delinquencies and risk model.

     Operating expenses increased $.1 million, or 5%, from $2.9 million in 1994 to $3.0 million in 1995. As a percentage of revenues, operating expenses increased from 21% in 1994 to 27% in 1995. This increase was due primarily to the relatively high percentage of fixed to variable overhead costs associated with operating the CarMart business and the general decrease in vehicle sales from 1994 to 1995.

The major components of the increase in operating expenses are as follows:



(dollars in thousands)    1995    1994  Increase
                        ------  ------  ----------
Salaries and benefits   $1,611  $1,637       ($26)
Advertising                678     563        115
Rent                       334     271         63
All other                  390     399         (9)
                        ------  ------  ----------
                        $3,013  $2,870  $     143
                        ======  ======  ==========





     The Company allocated interest expense of $31,000 and $98,000 to discontinued operations in 1995 and 1994, respectively. The allocations were based on the ratio of discontinued net assets to consolidated net assets plus consolidated debt.

LOSS ON DISPOSAL
The loss on disposal of the CarMart business of $1.8 million ($1.2 million after tax) was comprised primarily of a provision of $1.2 million (pre-tax) for estimated future losses on Contracts originated through the CarMart retail stores. Also, included in the loss on disposal was $.5 million (pre-tax) for estimated 1996 losses from the operations of the CarMart business through the disposal date of April 30, 1996 and $.1 million (pre-tax) related to estimated CarMart closing costs.

                      LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flows for the years ended December 31, 1995 and 1994 are summarized as follows:



                                                            CASH FLOW DATA
(dollars in thousands)                            Years ended December 31,

                                                          1995       1994
                                                      ---------  ---------
Cash flows from:
 Operating activities                                 $  5,937   $  2,991
 Investing activities                                  (28,306)   (24,509)
 Financing activities                                   29,590     20,755
                                                      ---------  ---------
Net increase (decrease) in cash and cash equivalents  $  7,221      ($763)
                                                      =========  =========




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

     The Agreements underlying the terms of the Company's Automobile Receivable - Backed Securitization Program ("Securitization Program") and the corresponding Revolving Notes and Warehouse Notes, described below, contain certain covenants which if not complied with, could materially restrict the Company's liquidity. Although the Company endeavors to comply with these covenants, no assurance is given that the Company will continue to be in compliance. Furthermore, if the net charge-offs as a percentage of average net automobile receivables continues to grow substantially in future reporting periods, it negatively will impact the Company's liquidity and could impair its ability to increase its loan portfolio.

     During 1993 the Company completed the Note Offering described in Note 5 of the Notes to Consolidated Financial Statements. In the Note Offering, the Company sold 7% Convertible Subordinated Notes in the aggregate principal amount of $2,000,000. The purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount on September 15, 1993. The principal amount of the Notes, plus accrued interest thereon, is due March 1, 1998. The Notes are convertible into Class A Common Stock of the Company at any time prior to maturity at a conversion price of $3.42 per share, subject to adjustment for dilution. Certain of these Notes with an aggregate principal amount of $1,615,000 were converted in 1994 and 1995 resulting in the issuance of 472,219 shares of Class A Common Stock.

     On November 1, 1994, MF Receivables Corp. I ("MF Receivables") sold in a private placement unsecured Senior Subordinated Notes ("Senior Notes") in the principal amount of $5,000,000 to Rothschild North America, Inc. Interest is due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 are due and payable the first day of January, April, August and October of each year commencing January 1, 1997. The unpaid principal amount of the Notes, plus accrued and unpaid interest, are due October 1, 1999.

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

     In May of 1995, MF Receivables issued its Floating Rate Auto Receivable-Backed Note ("Revolving Note" or "Series 1995-A Note"). The Revolving Note has a stated maturity of October 16, 2002. MF Receivables acquires Contracts from the Company which are pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving Note is repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest, on the underlying Contracts. The Revolving Note can be used to borrow up to an aggregate of $150 million through May 16, 1997. The Term Notes have a fixed rate of interest and likewise are repaid from collections on the underlying Contracts. An Indenture and Servicing Agreement require that the Company and MF Receivables maintain certain financial ratios, as well as other representations, warranties and convenants. The Indenture requires MF Receivables to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including Contracts pledged as collateral for Series 1994-A Term Notes and the Series 1995-B Term Notes, as well as all future Contracts acquired by MF Receivables.

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

     The assets of MF Receivables are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term
Notes, a nationally recognized insurance company (MBIA) has guaranteed to repay. The MBIA insured Series 1994- A Notes, Series 1995-A Note and Series 1995-B Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series 1994-A, Series 1995-A and Series 1995-B noteholders and other general disbursements are paid to MF Receivables monthly.

     As of December 31, 1995, the Series 1994-A Notes, Series 1995-A Note and Series 1995-B Notes and underlying receivables backing those notes were as follows:





                                       Underlying
(dollars in thousands)  Note Balance   Receivable Balance
                        -------------  -------------------
Series 1994-A Notes     $      12,511  $            13,244
Series 1995-A Note              7,446               11,152
Series 1995-B Notes            29,713               33,963
                        -------------  -------------------
 TOTAL                  $      49,670  $            58,359
                        =============  ===================




     On January 9, 1996, the Company entered into a Purchase Agreement for the sale of an aggregate of $5 million in principal amount of 12% Convertible Senior Subordinated Notes due 2001 (the "12% Notes"). Interest on the 12% Notes is payable at the rate of 12% per annum and the 12% Notes are convertible, subject to certain terms contained in the Indenture, into shares of the Company's Class A Common Stock, par value $.01 per share, at a conversion price of $4.625 per share, subject to adjustment under certain circumstances. The 12% Notes were issued pursuant to an Indenture dated January 9, 1996, between the Company and Norwest Bank Minnesota, N.A., as trustee. The Company agreed to register, for public sale, the shares of restricted Common Stock issuable upon conversion of the 12% Notes. The 12% Notes were sold pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.

     Provision has been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes on or before January 9, 1998, upon such terms and conditions as shall be agreed to between the Company and one of the initial purchasers.

     In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment of the line of credit consists of all Contracts pledged and all other assets of the Company. Among numerous other loan covenants, the Company generally has agreed to maintain its ratio of liabilities to tangible assets at not more than 3 to 1; that its tangible net worth shall not be less than $19 million; and that its interest coverage ratio (earnings before interest and taxes divided by interest expense) and cash flow ratio (unrestricted cash divided by interest expense) shall not be less than 1.5 to 1 and 2.0 to 1, respectively. As of March 29, 1996 the Company has not drawn against this line of credit.

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

     In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of March 20, 1996, the Company had repurchased 15,000 shares of Class A Common Stock.

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

OTHER

ACCOUNTING PRONOUNCEMENTS

     In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation," ("SFAS 123") which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. SFAS 123 is required for such grants, described above, to acquire goods and services from nonemployees. Additionally, although expense recognition is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method. The Company has adopted SFAS 123 in the fourth quarter of fiscal 1995 and will disclose pro forma net income and earnings per share information where applicable.

     SFAS  No.  114  and  No. 118 "Accounting by Creditors for Impairment of a
Loan" is not applicable to the Company as the Company has a large group of smaller homogeneous loans that are collectively evaluated for impairment.

INFLATION

     Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to December 31, 1995.

FUTURE EXPANSION & STRATEGY

     With the closing of the CarMart operations, the Company is now emphasizing the purchase of Contracts from its Dealer Network. The Company's strategic plan for 1996 includes increasing its portfolio of outstanding Contracts through the growth of its Dealer Network.

     At December 31, 1995 the Company purchased Contracts in twenty-one states from approximately 425 active automobile dealers and was being serviced by 13 sales representatives. In 1996, the Company plans to significantly increase its Dealer Network into additional states as well as states within which it currently operates.

     The Company believes that it has adequate capital and warehouse lines of credit to finance its strategic plan for Dealer growth through 1996. The Company's Stockholders' Equity at the end of 1995 exceeded $22.7 million. In addition, the $5 million of Senior Subordinated Debt issued in early 1996 increased total subordinated debt to over $11.3 million. With over $105 million of AAA rated warehouse lines and a $15 million line of credit from a national bank in place at February 29, 1996, the Company believes it has the financial resources to significantly increase its portfolio of Contracts.

     Copies of documents relating to certain of the Company's credit facilities have been filed with the Securities and Exchange Commission (see
Item 13).

     In addition to increasing its portfolio from Dealer purchases, the Company is evaluating the purchase of third-party originated loan portfolios as well as other marketing strategies intended to increase loan originations.

ITEM 7.  FINANCIAL STATEMENTS.

                    MONACO FINANCE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
                                                                          Page
Independent Auditors' Report                                                12
Consolidated Balance Sheets - December 31, 1995 and 1994                    13
Consolidated Statements of Operations -
    For the Years Ended December 31, 1995 and 1994                          14
Consolidated Statements of Stockholders' Equity -
    For the Years Ended December 31, 1995 and 1994                          15
 Consolidated Statements of Cash Flows -
    For the Years Ended December 31, 1995 and 1994                          16
Notes to the Consolidated Financial Statements                           17-35

                                                                      Ehrhardt
                                                                         Keefe
                                                                     Steiner &
                                                                    Hottman PC
                                                   Certified Public Accountant
                                                               and Consultants

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Monaco Finance, Inc. and Subsidiaries
Denver, Colorado

     We have audited the accompanying consolidated balance sheets of Monaco Finance, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monaco Finance, Inc. and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       /s/ Ehrhardt Keefe Steiner & Hottman PC
                                     -----------------------------------------
                                           Ehrhardt Keefe Steiner & Hottman PC


     March 12, 1996
     Denver, Colorado

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                   CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 1995 AND 1994


                                                                         December 31,

                                                               1995                       1994
                                                            -----------                -----------

ASSETS
     Cash and cash equivalents                              $ 7,247,670                $    26,587
     Restricted cash                                          3,694,886                  1,594,004
     Automobile receivables - net (Notes 2 and 5)            60,668,324                 41,323,758
     Repossessed vehicles held for sale (Note 2)              2,460,782                    407,660
     Income tax receivable (Note 7)                              23,608                          -
     Deferred income taxes (Note 7)                              42,758                    123,447
     Furniture and equipment, net of accumulated
       depreciation of $701,487 (1995) and $356,325 (1994)    1,615,428                    944,849
     Net assets of discontinued operations (Note 8)           1,838,392                  2,912,305
     Other assets                                             1,759,253                    918,278
                                                            -----------                -----------
          Total assets                                      $79,351,101                $48,250,888
                                                            ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Notes payable - Citicorp (Note 3)                                -                $ 3,090,000
     Accounts payable                                           453,240                    533,216
     Accrued expenses and other liabilities                      93,151                     87,301
     Income taxes payable (Note 7)                                    -                    548,418
     Convertible subordinated debt (Note 5)                   1,385,000                  2,615,000
     Senior subordinated debt (Note 5)                        5,000,000                  5,000,000
     Automobile receivables-backed notes (Note 5)            49,670,127                 22,205,054
                                                            -----------                -----------
          Total liabilities                                  56,601,518                 34,078,989
Commitments and contingencies (Note 4)
Stockholders' equity (Note 6)
       Preferred stock; no par value, 5,000,000 shares
         authorized, none issued or outstanding                       -                          -
       Class A common stock, $.01 par value; 17,750,000
         shares authorized, 5,672,279 shares (1995) and
         3,363,662 shares (1994) issued                          56,723                     33,637
       Class B common stock, $.01 par value; 2,250,000
         shares authorized, 1,306,000 shares (1995) and
         1,355,000 shares (1994) issued                          13,060                     13,550
       Additional paid-in capital                            22,127,941                 12,231,758
       Retained earnings                                        551,859                  1,892,954
                                                            -----------                -----------
Total Stockholder's Equity                                   22,749,583                 14,171,899
                                                            -----------                -----------
Total Liabilities and Stockholder's Equity                  $79,351,101                $48,250,888
                                                            ===========                ===========



     See notes to consolidated financial statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS  ENDED DECEMBER 31, 1995 AND 1994



                                                            YEARS ENDED DECEMBER 31,

                                                                   1995         1994
                                                           -------------  ----------

REVENUES:
Interest                                                   $ 12,500,879   $7,143,782
Fee and other income                                          1,523,405      949,291
                                                           -------------  ----------
     Total revenues                                          14,024,284    8,093,073

COSTS AND EXPENSES:

Provision for credit losses (Note 2)                          1,634,698    1,093,631
Operating expenses                                            7,845,408    4,337,411
Interest expense (Notes 3 and 5)                              3,685,707    1,494,678
                                                           -------------  ----------
     Total costs and expenses                                13,165,813    6,925,720
                                                           -------------  ----------

Income from continuing operations before taxes                  858,471    1,167,353
Income tax expense (Note 7)                                     321,068      436,730
                                                           -------------  ----------

Income from continuing operations                               537,403      730,623

Income (loss) from discontinued operations, net of
   applicable income taxes (Notes 7 and 8)                     (720,607)     330,931

(Loss) on disposal of discontinued business, net of
   applicable income taxes (Notes 7 and 8)                   (1,157,891)           -
                                                           -------------  ----------

Net income (loss)                                           ($1,341,095)  $1,061,554
                                                           =============  ==========


EARNINGS PER SHARE (NOTES 1 AND 6):

Income from continuing operations                          $       0.10   $     0.13
Income (loss) from discontinued operations                        (0.13)        0.06
(Loss) on disposal of discontinued business                       (0.21)           -
                                                           -------------  ----------

Net income (loss) per common and common equivalent share         ($0.24)  $     0.19
                                                           =============  ==========

Weighted average number of shares outstanding                 5,603,689    5,467,586



     See notes to consolidated financial statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES


                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS  ENDED DECEMBER 31, 1995 AND 1994

                                       Class A             Class B         Additional
                                    Common Stock        Common Stock        Paid-in-       Retained
                                 Shares    Amount     Shares      Amount     Capital       Earnings       Total
                                 --------- -------   ----------  -------   ------------  ------------  ------------

Balance - December 31, 1993      3,223,990  $32,240  1,384,154   $13,842   $11,792,157   $   831,400   $12,669,639
Exercise of B warrants              12,500      125          -         -        71,875             -        72,000
Exercise of A warrants                 600        6          -         -         2,694             -         2,700
Exercise of underwriter's units      3,000       30          -         -        10,770             -        10,800
Conversion of shares                10,000      100    (10,000)     (100)            -             -             0
Purchase of treasury stock               -        -    (19,154)     (192)      (21,261)            -       (21,453)
Conversion of debentures           112,572    1,126          -         -       369,533             -       370,659
Shares issued for services           1,000       10          -         -         5,990             -         6,000
Net income for the year                  -        -          -         -             -     1,061,554     1,061,554
                                 ---------           ----------            ------------  ------------  ------------
Balance - December 31, 1994      3,363,662   33,637  1,355,000    13,550    12,231,758     1,892,954    14,171,899
Conversion of shares                49,000      490    (49,000)     (490)            -             -             0
Exercise of A warrants             140,000    1,400          -         -       631,600             -       633,000
Exercise of B warrants           1,622,970   16,230          -         -     7,586,376             -     7,602,606
Exercise of underwriter's units    137,000    1,370          -         -       491,830             -       493,200
Conversion of debentures           359,647    3,596          -         -     1,186,377             -     1,189,973
Net (loss) for the year                  -        -          -         -             -    (1,341,095)   (1,341,095)
                                 ---------  -------  ----------  --------  ------------  ------------  ------------
Balance - December 31, 1995      5,672,279  $56,723  1,306,000   $13,060   $22,127,941   $   551,859   $22,749,583
                                 =========  =======  ==========  ========  ============  ============  ============



     See notes to consolidated financial statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS  ENDED DECEMBER  31, 1995 AND 1994



                                                           Years ended December 31,
                                                           1995           1994
                                                       -------------  -------------

Cash flows from operating activities:
- -----------------------------------------------------
     Net income                                        $    537,403   $    730,623
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation                                      345,162        181,081
          Provision for credit losses                     1,634,698      1,093,511
          Amortization of excess interest                 1,523,998              -
          Amortization of other assets                      575,969         24,662
          Deferred income taxes                                   -       (375,447)
          Other                                              70,679          6,000
                                                       -------------  -------------
                                                          4,687,909      1,660,430
     Change in assets and liabilities:
          Receivables                                    (1,379,060)      (402,165)
          Prepaid expenses                                  (43,318)         4,072
          Accounts payable                                  (76,976)       319,985
          Accrued liabilities and other                       5,249         17,248
          Income taxes payable                             (548,418)       300,379
                                                       -------------  -------------
     Net cash flows from continuing operations            2,645,386      1,899,949
     Net cash flows from discontinued operations          3,291,175      1,091,460
                                                       -------------  -------------
Net cash provided by operating activities                 5,936,561      2,991,409
                                                       -------------  -------------
Cash flows from investing activities:
- -----------------------------------------------------
     Retail installment sales contracts - purchased     (41,485,949)   (23,794,540)
     Retail installment sales contracts - originated    (11,699,374)   (12,765,921)
     Proceeds from payments on contracts - purchased     19,579,396      7,848,792
     Proceeds from payments on contracts - originated     6,323,846      4,924,084
     Purchase of furniture and equipment                 (1,023,694)      (683,427)
     Equipment deposits and other                                 -        (37,625)
                                                       -------------  -------------
Net cash (used in) investing activities                 (28,305,775)   (24,508,637)
                                                       -------------  -------------
Cash flows from financing activities:
- -----------------------------------------------------
     Net (repayments) under line of credit               (3,090,000)    (4,260,000)
     Net (increase) in restricted cash                   (2,100,883)    (1,594,004)
     Issuance of 9.5% senior debenture                            -      5,000,000
     Borrowings on asset-backed notes                    49,242,379     23,861,823
     Repayments on asset-backed notes                   (21,777,306)    (1,656,769)
     Purchases of treasury stock                                  -        (21,453)
     Proceeds from exercise of  warrants                  8,718,613         85,500
     Increase in debt issue and conversion costs         (1,402,506)      (660,547)
                                                       -------------  -------------
Net cash provided by financing activities                29,590,297     20,754,550
                                                       -------------  -------------
Net increase (decrease) in cash and cash equivalents      7,221,083       (762,678)
Cash and cash equivalents, beginning of year                 26,587        789,265
                                                       -------------  -------------
Cash and cash equivalents, end of year                 $  7,247,670   $     26,587
                                                       =============  =============
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest            $  3,514,255   $  1,558,204
                                                       =============  =============
     Cash paid during the year for income taxes        $  1,006,641   $    260,955
                                                       =============  =============

Non-cash investing and financing activities:
     In 1995, $1,230,000 (net of debt issue costs) of 7% Convertible Subordinated Notes (Note 5) were converted into 359,647 shares of Class A Common Stock.
     In 1994, $385,000 (net of debt issue costs) of 7% Convertible Subordinated Notes (Note 5) were converted into 112,572 shares of Class A Common Stock.


     See notes to consolidated financial statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Monaco Finance, Inc. (the "Company"), is engaged in the business of providing alternative financing programs primarily to purchasers of used vehicles.
The Company commenced operations in June 1988. The Company provides such automobile financing programs by acquiring retail installment sale contracts (the "Contracts") from certain selected automobile dealers in approximately 21 states ("Dealer Network"). The Contracts are acquired by the Company through automobile financing programs it sponsors. In February, 1996, the Company announced that it intends to discontinue its CarMart retail used car sales and associated financing operations. The CarMart business will cease operations on April 30, 1996.

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include the accounts of Monaco Finance, Inc. and its wholly-owned subsidiaries, CarMart Auto Receivables Company and MF Receivables Corp. I (the Subsidiaries). All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of cash flow reporting, cash and cash equivalents include cash, money market funds, government securities, and certificates of deposit with maturities of less than three months.

RESTRICTED CASH

Restricted cash represents cash collections related to the Automobile Receivables-Backed Notes (Note 5). On a monthly basis, all cash collections in excess of disbursements to the noteholders of the Automobile Receivables-Backed Notes and other general disbursements are paid to MF Receivables Corp. I. At December 31, 1995 and 1994, the Company had $2,911,582 and $1,251,386, respectively, of its restricted cash balances invested in U.S. government securities.

FINANCE RECEIVABLES

Finance receivables primarily represent receivables generated from Contracts purchased from the Dealer Network and from Contracts from the retail sale of automobiles at the Company's CarMart stores.

REPOSSESSED VEHICLES HELD FOR RESALE

Repossessed vehicles held for resale consists of only repossessed vehicles awaiting liquidation. At December 31, 1995 and 1994, approximately 658 and 75 repossessed vehicles, respectively, were awaiting liquidation. Included are vehicles held for resale, vehicles which have been sold for which payment has not been received and unlocated vehicles (skips), the value of which may be reimbursed from insurance.

Included in net assets of discontinued operations (Note 8), as of December 31, 1995 and 1994 is inventory at the Company's CarMart locations of $966,830 and $2,598,341, respectively.

At December 31, 1995, the CarMart inventory was recorded  at  net
realizable  value.   Net realizable value was based on
reasonable estimates and assumptions that Management believes are adequate, however, actual proceeds received upon liquidation or sale of these vehicles will differ from these estimates.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at acquisition cost. Major additions are capitalized, whereas maintenance, replacements and repairs are expensed. Depreciation is provided for in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

REVENUE RECOGNITION

At Company owned CarMart stores, the Company recognizes revenues on the sales of vehicles at the point the sales contract is completed. Interest income from finance receivables is recognized using the interest (actuarial) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for ninety days or more. The accrual is resumed when the loan is less than ninety days delinquent, and collectible past-due interest income is recognized at that time. Any discounts recognized from the purchase of installment contracts are added to the allowance for credit losses. Insurance servicer income is recognized as earned.

CREDIT LOSSES

Provisions for credit losses are continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover losses in the
existing  portfolio.    The  Company's  charge-off  policy is to automatically
charge-off any installment contract that is 100 days contractually past due.

EXCESS INTEREST

Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Excess interest receivable is subsequently reduced based upon the amortization of excess interest income from the related Contracts. For the year ended December 31, 1995, $1,523,998 of excess interest was amortized against excess interest receivable.

LOAN ORIGINATION FEES AND COSTS

Fees received and direct costs incurred for the origination of Contracts are offset and any excess fees are deferred and amortized to interest income over the contractual lives of the Contracts using the interest method. Unamortized amounts, if any, are recognized in income at the time Contracts are sold or paid in full.

CONCENTRATION OF CREDIT RISKS

The Company's customers are not concentrated in any specific geographic region. However, their primary concentration of credit risk relates to lending to individuals who cannot obtain traditional bank financing. The Company places its temporary cash investments with high quality institutions, and by policy, limits the amount of credit exposure to any one institution. The Company does, however, on occasion exceed the FDIC federally insured limits and at December 31, 1995 and 1994 exceeded the amount by $8,100,788 and $923,591, respectively.

ADVERTISING COSTS

All costs associated with advertising are expensed as incurred.

EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the
period.    Common  Stock  equivalents  are determined using the treasury stock method.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

TREASURY STOCK

In accordance with Section 7-106-302 of the Colorado Business Corporation Act, shares of its own capital stock acquired by a Colorado corporation are deemed to be authorized but unissued shares. APB Opinion No. 6 requires the accounting treatment for acquired stock to conform to applicable state law. As such, 55,846 shares and 19,154 shares of Class B Common Stock purchased in 1993 and 1994, respectively, have been reported as a reduction to Class B Common Stock and Additional Paid-in-Capital.

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform with the current year presentation.




NOTE 2 - AUTOMOBILE RECEIVABLES

Automobile receivables consist of the following:


                                                          December 31,
                                                         --------------

                                                            1995          1994
                                                   --------------  ------------
Automobile Receivables
Retail installment sales contracts                 $   3,843,301   $12,249,605
Retail installment sales contracts-Trust (Note 5)     58,358,835    30,678,940
Excess interest receivable                             3,312,635             -
Other                                                    795,304       325,604
Accrued interest                                       1,020,166       629,372
                                                   --------------  ------------
Total finance receivables                             67,330,241    43,883,521
Allowance for credit losses                           (6,661,917)   (2,559,763)
                                                   --------------  ------------
Automobile receivables - net                       $  60,668,324   $41,323,758
                                                   ==============  ============




     At December 31, 1995, the accrual of interest income was suspended on $59,044 of retail installment sale contracts.

     At the time installments sale contracts ("Contracts") are originated or purchased, the Company estimates future losses of principal based on the type and terms of the Contract, the credit quality of the borrower and the underlying value of the vehicle financed. This estimate of loss is based on the Company's risk model, which takes into account historical data from similar contracts originated or purchased by the Company since its inception in 1988. However, since the risk model uses past history to predict the future, changes in national and regional economic conditions, borrower mix and other factors could result in actual losses differing from initially prediced losses.

     The allowance for credit losses, as presented below, has been established utilizing data obtained from the Company's risk models and is continually reviewed and adjusted in order to maintain the allowance at a level considered adequate to cover losses of principal in the existing Contracts. This allowance is reported as a reduction to Automobile Receivables.







                                                Allowance for
                                                Credit Losses
                                                ---------------
Balance as of December 31, 1993                 $    1,583,296
Provisions for credit losses                         3,610,989
Unearned discounts                                     934,548
Retail installment sale contracts charged off       (6,379,305)
Recoveries                                           2,810,235
                                                ---------------
Balance as of December 31, 1994                      2,559,763
Provisions for credit losses (Note 8)                5,739,454
Unearned interest income                             4,836,633
Unearned discounts                                   2,368,127
Retail installment sale contracts charged off      (17,978,277)
Recoveries                                           9,136,217
                                                ---------------
Balance as of December 31, 1995                 $    6,661,917
                                                ===============




     The provisions for credit losses is based on estimated losses on all Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and for all Contracts originated by CarMart which have been provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis.

     Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Excess interest receivable is subsequently reduced based upon the amortization of excess interest income from the related Contracts. For the year ended December 31, 1995, $1,523,998 of excess interest income was amortized against excess interest receivable.

     Unearned discounts result from the purchase of Contracts from the Dealer Network at less than 100% of the face amount of the note. All such discounts are used to increase the allowance for credit losses.

NOTE 3 - NOTE PAYABLE - CITICORP

     In July 1994, the Company completed negotiations with Citicorp Leasing, Inc. increasing its $20 million revolving line of credit to $25 million. In addition to various financial covenants, the line of credit was secured by eligible finance receivables and other assets of the Company. Interest was charged using a dual interest method. The Company designated a balance that would remain outstanding for the month and interest was charged at 3.75% above the London Interbank Offered Rate ("LIBOR"). The remaining portion was charged interest at 1.75% over the base rate announced publicly by Citibank, N.A. in New York. Prior to June 1, 1994 the Company was charged rate premiums of 4.1% and 2%, respectively. As a result of negotiations with Citicorp Leasing, Inc., the Company secured a reduction in the above interest rate premiums effective June 1, 1994 and extended the maturity date of the line of credit to March 31, 1996. At December 31, 1994, the interest rates (base rate plus rate premium) were 9.88% and 10.25%, respectively. In May 1995, the Company repaid, in full, the then outstanding balance on its $25 million revolving line of credit with Citicorp Leasing, Inc. and terminated the facility.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space, car lot facilities, computer and office equipment for varying periods. Leases that expire generally are expected to be renewed or replaced by other leases, or in the case of car lot facilities, the Company has options to extend the leases.

     On March 31, 1994, the Company's lease at 1319 S. Havana, Aurora, Colorado 80010 was terminated and the operations of the retail CarMart
Dealership at that location were transferred to 890 S. Havana, Aurora, Colorado 80010. This property is owned by a corporation all of whose shareholders are officers of the Company. The Company entered into a seven-year lease commencing March 24, 1994 and ending March 23, 2001. In September 1995, the Company amended its seven-year lease to include the property at 810 S. Havana, Aurora, Colorado 80010. The Company currently pays $13,738 per month on a triple net basis. The lease calls for periodic rental adjustments over the term. It is the Company's belief that the terms of the related party lease are generally no less favorable than could have been obtained from unrelated third party lessors for properties of similar size, condition and location.

     Effective January 15, 1996 and January 31, 1996, the Company closed its retail CarMart Dealerships located at 4940 S. Broadway, Englewood, Colorado and 1005 Motor City Drive, Colorado Springs, Colorado, respectively. The Englewood, Colorado lease ends March 31, 1997. The Company may, at its sole discretion, extend the Englewood, Colorado lease for additional 3-year periods through March 2003. The Company currently pays $9,818 per month on a triple net basis. The Company may, at its sole discretion, extend the Colorado Springs, Colorado lease for additional yearly periods through May 31, 1998 if written notice of intent to do so is given the lessor prior to April 15 of each year. The Company currently pays monthly rent of $1,550 on a triple net basis.

Effective March 15, 1996, the Company entered into a sublease agreement on both properties for the entire lease terms at an amount approximately equal to the Company's obligation.

     At December 31, 1995, future minimum rental payments applicable to noncancelable operating leases were as follows:






Year Ended
December 31,
- ------------
1996          $  557,896
1997             537,821
1998             538,837
1999             460,267
2000             200,856
Thereafter        50,214
              ----------
              $2,345,891
              ==========




     Total lease expense for the years ended December 31, 1995 and 1994 was $724,388 and $440,168, respectively.

CONTINGENCIES

On May 8, 1995, Milton Karsh, a former Officer and Director of the Company, filed a civil suit in the District Court for the City and County of Denver, State of Colorado against the Company, its President, Morris Ginsburg, and its Executive Vice President, Irwin L. Sandler, both of whom are Directors of the Company. The plaintiff alleges breach of contract, breach of fiduciary duty and conversion in connection with the plaintiff's proposed sale of the Class A Common Stock of the Company pursuant to Rule 144 under the Securities Act of 1933. Plaintiff now claims he sustained approximately $450,000 in damages. The defendants have denied the material allegations of the complaint, have set forth several affirmative defenses, have alleged that the complaint is frivolous and have filed a counterclaim against the plaintiff alleging breach of contract. Trial is scheduled for October 15, 1996, and discovery is in process. The claims are without merit in the opinion of management and will be vigorously defended.

     The Company has agreed to pay all litigation costs, including fees, and to indemnify the Directors to the maximum extent provided by Colorado law, as stated in the Company's By-Laws, the exact extent of which will be determined when the lawsuit, including appeals, is resolved or settled.

EMPLOYMENT AGREEMENTS

The Company's two executive officers have entered into employment agreements (the "Employment Agreements") with the Company.

     Messrs. Ginsburg and Sandler are paid annual salaries of $200,000 and $150,000, respectively, under their Employment Agreements and are eligible to receive discretionary bonuses, compensation increases, death benefits, life insurance with premiums payable by the Company, and two years regular salary in the event of certain business combinations or changes in control. The Employment Agreements have five-year terms which began in December, 1990. The Employment Agreements are automatically renewed for consecutive one year terms unless terminated by either party. The Company or the employee may terminate the Employment Agreement for cause upon 30 days prior written notice. Each of these individuals has agreed not to compete with the Company for a period of two years following the termination of his relationship with the Company under this Employment Agreement.

LOANS IN FUNDING (COMMITMENTS)

As of December 31, 1995, there were $52,546 in open commitments to extend credit through the normal course of business.

401(K) EMPLOYEE SAVINGS PLAN

The Company has a voluntary 401(k) savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the
code.    The  plan  provides  for a matching contribution by the Company which amounted to $15,443 and $13,360 in 1995 and 1994, respectively.

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






                 Notes       Class A Common
Conversion Date  Converted   Stock Issued
- ---------------  ----------  --------------
September 1994   $  385,000         112,572
March 1995          770,000         225,147
August 1995          85,000          24,853
September 1995      375,000         109,647
                 ----------  --------------

                 $1,615,000         472,219
                 ==========  ==============




SENIOR SUBORDINATED DEBENTURES

On November 1, 1994 the Company sold, in a private placement, unsecured Senior Subordinated Notes ("Senior Notes") in the gross principal amount of $5,000,000 to Rothschild North America, Inc. The Senior Notes accrue interest at a fixed rate per annum of 9.5% through October 1, 1997, and for each month thereafter, a fluctuating rate per annum equal to the lesser of (a) 11.5% or (b) 3.5% above LIBOR.

     Interest is due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 are due and payable the first day of January, April, August and October of each year commencing January 1, 1997. The unpaid principal amount of the Senior Notes, plus accrued and unpaid interest are due October 1, 1999.

AUTOMOBILE RECEIVABLES - BACKED NOTES

In November 1994 MF Receivables Corp. I ("MF Receivables"), the Company's wholly owned special purpose subsidiary, sold, in a private placement, $23,861,823 of 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrue interest at a fixed rate of 7.6% per annum. The Series 1994-A Notes are expected to be fully amortized by March 1998; however, the debt maturities are based on principal payments received on the underlying receivables, which may result in a different final maturity.

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

     The assets of MF Receivables are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term
Notes, a nationally recognized insurance company (MBIA) has guaranteed repayment. The MBIA insured Series 1994-A Notes, Series 1995-A Note and Series 1995-B Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%.
 All cash collections in excess of disbursements to the Series 1994-A, Series 1995-A and Series 1995-B noteholders and other general disbursements are paid to MF Receivables monthly.

     As of December 31, 1995, the Series 1994-A Notes, Series 1995-A Note and the Series 1995-B Notes and underlying receivables backing those notes were as follows:






                                    Underlying
                     Note Balance   Receivable Balance
                     -------------  -------------------
Series 1994-A Notes  $  12,510,534  $        13,244,312
Series 1995-A Note       7,446,249           11,151,839
Series 1995-B Notes     29,713,344           33,962,684
                     -------------  -------------------
TOTAL                $  49,670,127  $        58,358,835
                     =============  ===================




TOTAL DEBT MATURITIES

Estimated aggregate debt maturities for the years ending December 31, 1996 through 2000 are as follows:






1996                1997         1998        1999   2000
- -----------  -----------  -----------  ----------  -----
25,640,180  $16,593,300  $10,516,980  $3,304,667  $ -0-





NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B stock retains three votes while each share of Class A stock retains one vote per share.

STOCK OPTION PLANS

The Company has reserved 1,775,000 of its authorized but unissued Class A Common Stock for a stock option plan (the "Plan") pursuant to which officers, directors and employees of the Company are eligible to receive incentive and /
or  non-qualified  stock  options.    The Plan, which expires in the year
2000, is administered by a committee designated by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant and at an exercisable price which is not less than the fair market value of the Class A Common Stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Class A Common Stock of the Company must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The Plan also provides for issuance of stock appreciation rights. At December 31, 1995 and 1994, the Company has granted options to acquire a total of 666,200 and 673,000 shares, respectively, of the Company's Class A Common Stock. These options are exercisable for a period of up to 10 years from the date of grant and have exercise prices from $2.13 to $6.63 a share, which represents bid prices of the Company's Common Stock at the date of grant. Through December 31, 1995, none of these options have been exercised.






                               Option Price
                               Per Share      Options
                               -------------  --------
Outstanding December 31, 1993  $2.13 - $6.63  601,000
Granted                        $        6.13   75,000
Canceled                       $        6.63   (3,000)
Exercised                                  -        -
                               -------------  --------
Outstanding December 31, 1994  $2.13 - $6.63  673,000
Granted                        $        4.50   10,000
Canceled                       $        6.63  (16,800)
Exercised                                  -        -
                               -------------  --------
Outstanding December 31, 1995  $2.13 - $6.63  666,200
                                              ========




ADOPTION OF NEW ACCOUNTING RULES

In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation," ("FAS 123") which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. FAS 123 is required for such grants, described above, to acquire goods or services from nonemployees. Additionally, although expense recognition is not mandatory, FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method. The Company has adopted SFAS 123 in the fourth quarter of fiscal 1995 and will disclose pro forma net income and earnings per share information where applicable.

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

    On or about November 8, 1995, the Company, in an effort to encourage their exercise and thereby raise capital, reduced the exercise price of its then outstanding Class B Common Stock purchase warrants from $6.00 per warrant to $4.90 per warrant through their expiration date, December 11, 1995. As a result of the Class B warrant exercises, 1,622,970 shares of the Company's Class A Common Stock were issued. The Company received net proceeds of $7,602,606 after deduction of a 4% solicitation fee payable to D.H. Blair & Co, Inc. A total of 108,120 Class B warrants were not exercised and have expired.

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

NOTE 7 - INCOME TAXES


     The provision for income taxes is summarized as follows:




                                    For the Years Ended
                                        December 31,
                                   ---------------------
                                            1995         1994
                            ---------------------  -----------
Current expense (benefit)
Federal                     $           (672,383)  $  917,606
State                                    (35,388)      92,283
                            ---------------------  -----------
                            $           (707,771)  $1,009,889
                            ---------------------  -----------
Deferred expense (benefit)
Federal                     $            (88,786)  $ (341,240)
State                                     (4,673)     (34,207)
                            ---------------------  -----------
                            $            (93,459)  $ (375,447)
                            ---------------------  -----------
TOTAL                       $           (801,230)  $  634,442
                            =====================  ===========






     The  following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.


                                                                   For the Years Ended
                                                                       December 31
                                                                  ---------------------


                                                                      1995        1994
                                                                  ------------  --------
Computed income taxes (benefit) at statutory rate - 34%           $  (728,390)  $576,639
State income taxes (benefit), net of Federal income tax benefit       (72,840)    57,803
                                                                 -------------  --------
                                                                  $  (801,230)  $634,442
                                                                  ============  ========




     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:





                                     December 31,
                                    --------------

                                       1995        1994
                              --------------  ----------
Deferred tax assets:
Allowances                    $           -   $ 283,777
Loss on disposal of CarMart         238,627           -
State tax carryforward              101,000           -
Other                                67,721           -
                              --------------  ----------
Total deferred tax assets           407,348     283,777
                              --------------  ----------
Deferred tax liabilities:
Depreciation                        (72,377)    (43,900)
Cash basis accounting                     -    (116,430)
Allowances                         (109,499)          -
Other                                (8,566)          -
                              --------------  ----------
Total deferred tax liability       (190,442)   (160,330)
                              --------------  ----------
Net deferred tax asset        $     216,906   $ 123,447
                              ==============  ==========


NOTE 8 - DISCONTINUED OPERATIONS
     In February 1996, the Company announced that it intends to discontinue its CarMart retail used car sales and associated financing operations. The CarMart business will cease operations on April 30, 1996.

     On January 15, 1996 and January 31, 1996, the Company closed its retail car lot in Englewood, Colorado and Colorado Springs, Colorado, respectively, and transferred the remaining retail inventory to its Aurora, Colorado retail store. The Company intends to liquidate the remaining inventory at the Aurora, Colorado store by April 30, 1996. Effective March 15, 1996, the Company entered into a sublease agreement on both properties for the entire lease terms at an amount approximately equal to the Company's obligation.

     On  March  31,  1995,  the Company closed its retail car lot in Lakewood,
Colorado.   The Company made monthly rental payments of $4,000 through the end of the lease term on October 15, 1995.

     All personnel associated with the CarMart operations have been, or will be, reassigned to other positions within the Company or have been released.

     The results of operations of the CarMart business are included in the Consolidated Statements of Operations under the caption "Income (loss) from discontinued operations" and includes:





                                             For the Years Ended December 31,

                                                           1995          1994
                                                    ------------  -----------
Revenues                                            $11,361,642   $13,349,248
Total costs and expenses                             12,512,772    12,820,605
                                                    ------------  -----------
Income (loss) from discontinued operations before
income taxes                                         (1,151,130)      528,643
Income tax expense (benefit)                           (430,523)      197,712
                                                    ------------  -----------
Income (loss) from discontinued operations            ($720,607)  $   330,931
                                                    ============  ===========




     The Company allocated interest expense and associated direct costs of $36,337 and $105,001 to discontinued operations in 1995 and 1994, respectively. The allocations were based on the ratio of discontinued net assets to consolidated net assets plus consolidated debt.

     The loss of the disposition of the CarMart business has been accounted for as discontinued operations and includes:






                                                                         (Loss) on Disposal
                                                                         -------------------
Estimated losses on Contracts originated at  CarMart                            ($1,211,627)
Estimated 1996 loss from operations of CarMart  through April 30, 1996             (547,342)
Estimated closing costs                                                            ( 90,697)
                                                                         -------------------
Total disposal costs before taxes                                                (1,849,666)
Tax (benefit)                                                                      (691,775)
                                                                         -------------------
(Loss) on disposal of discontinued business                                     ($1,157,891)
                                                                         ===================




     The components of the loss on disposal of the CarMart business were based on reasonable estimates and assumptions that Management believes are adequate, however, actual amounts may differ from these estimates.

Summarized balance sheet data for the discontinued CarMart operations is as follows:


                                              December 31,
                                             -------------

                                                1995        1994
                                       -------------  ----------
Assets
- -------------------------------------
Vehicles held for sale                 $     966,830  $2,598,341
Income tax receivable                        948,150           -
Deferred tax asset                           174,148           -
Furniture and equipment, net                 269,563     364,453
Other receivables                             83,710     239,485
Other assets                                  58,746      77,786
                                       -------------  ----------
Total assets                           $   2,501,147  $3,280,065
                                       =============  ==========
Liabilities
- -------------------------------------
Accounts payable and accrued expenses  $     662,755  $  173,324
Income taxes payable                               -     194,436
                                       -------------  ----------
Total liabilities                      $     662,755  $  367,760
                                       =============  ==========
Net assets of discontinued operations  $   1,838,392  $2,912,305
                                       =============  ==========


NOTE 9 - SUBSEQUENT EVENTS
CONVERTIBLE SENIOR SUBORDINATED NOTE OFFERING

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

REVOLVING LINE OF CREDIT - LASALLE NATIONAL BANK

In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment consists of all Contracts pledged and all other assets of the Company. Among numerous other loan covenants, the Company generally has agreed to maintain its ratio of liabilities to tangible assets at not more than 3 to 1; that its tangible net worth shall not be less than $19 million; and that its interest coverage ratio (earnings before interest and taxes divided by interest expense) and cash flow ratio (unrestricted cash divided by interest expense) shall not be less than 1.5 to 1 and 2.0 to 1, respectively. As of March 29, 1996, the Company has not drawn against this line of credit.

NOTE 10 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS. RESTRICTED CASH AND ACCRUED INTEREST PAYABLE

The carrying value approximates fair value due to its liquid or short-term nature.

AUTOMOBILE RECEIVABLES - NET

The interest rates and credit ratings of the net Automobile Receivables outstanding at December 31, 1995, are consistent with the interest rates and credit ratings on current purchases by the Company of Contracts with the same maturities and collateral; as such, the carrying value of the net Automobile Recievables outstanding at December 31, 1995, approximates fair value at that date.

CONVERTIBLE SUBORDINATED DEBT, SENIOR SUBORDINATED DEBT AND AUTOMOBILE RECEIVABLES-BACKED NOTES

Rates currently available to the Company for debt with similar terms and maturities are used to estimate the fair value of existing debt.

     The estimated fair value of the Company's financial instruments at December 31, 1995 were as follows:



                                                     December 31, 1995
                                                     ------------------

                                                Carrying Amount    Fair Value
                                                -----------------  ------------
Financial Assets:
- ----------------------------------------------
Cash and Cash Equivalents and Restricted Cash   $     10,942,556   $10,942,556
Automobile Receivables                                67,330,241    67,330,241
Less: Allowance for Credit Losses                     (6,661,917)   (6,661,917)
                                                -----------------  ------------
     Total                                      $     71,610,880   $71,610,880
                                                =================  ============
Financial Liabilities:
- ----------------------------------------------
Accrued Interest Payable (included in
   Accrued expenses and other liablities)       $        172,537   $   172,537
Convertible Subordinated Debt                          1,385,000     1,385,000
Senior Subordinated Debt                               5,000,000     5,000,000
Automobile Receivables-backed Notes                   49,670,127    49,670,127
                                                -----------------  ------------
     Total                                      $     56,227,664   $56,227,664
                                                =================  ============


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                          MONACO FINANCE, INC.
                                                                  (Registrant)

July 17, 1996                                          By: /s/ Morris Ginsburg
                                                       -----------------------
                                                    Morris Ginsburg, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 17, 1996                                          By: /s/ Morris Ginsburg
                                                       -----------------------
                                                   Morris Ginsburg, President,
                                                   Chief Executive Officer and
                                                                      Director

July 17, 1996                                         By: /s/ Irwin L. Sandler
                                                      ------------------------
                                                              Irwin L. Sandler
                                                     Executive Vice President,
                                                       Secretary/Treasurer and
                                                                      Director

July 17, 1996
                                                    --------------------------
                                                             Brian M. O'Meara,
                                                                      Director

July 17, 1996                                          By: /s/ Craig L. Caukin
                                                       -----------------------
                                                              Craig L. Caukin,
                                                     Executive Vice President,
                                                                      Director

July 17, 1996                                        By: /s/ Michael Feinstein
                                                     -------------------------
                                                            Michael Feinstein,
                                                        Senior Vice President,
                                                       Chief Financial Officer