Form 10QSB/A
period 1996-03-31
MONACO FINANCE INC
filed 1996-07-18
CIK 865830

FORM 10-QSB/A
                                 AMENDMENT 1

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

Total number of pages is 26.

                    MONACO FINANCE, INC. AND SUBSIDIARIES

                                FORM 10-QSB/A

                         QUARTER ENDED MARCH 31, 1996

                                    INDEX

                                                                    PAGE NO.
PART I - FINANCIAL INFORMATION
Consolidated Statements of Operations for the three
months ended March 31, 1996 and 1995 (unaudited)                             3
Consolidated Balance Sheets at March 31, 1996
unaudited) and December 31, 1995                                             4
Consolidated Statement of Shareholders' Equity for the
three months ended March 31, 1996 (unaudited)                                5
Consolidated Statements of Cash Flows for the three
months ended March 31, 1996 and 1995 (unaudited)                             6
Notes to Consolidated Financial Statements (unaudited)                    7-15
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      16-25
SIGNATURE                                                                   26

                        PART I - FINANCIAL INFORMATION



                         ITEM 1.  FINANCIAL STATEMENTS

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,

                                                           1996         1995
                                                        -----------  -----------

REVENUES:
Interest                                                $3,192,832   $2,620,163
Other income                                                29,303       23,872
                                                        -----------  -----------
     Total revenues                                      3,222,135    2,644,035
COSTS AND EXPENSES:
Provision for credit losses (Note 2)                       301,263      434,796
Operating expenses                                       2,498,787    1,196,319
Interest expense (Notes 3 and 5)                         1,051,150      738,055
                                                        -----------  -----------
     Total costs and expenses                            3,851,200    2,369,170
                                                        -----------  -----------
Income (loss) from continuing operations before taxes     (629,065)     274,865
Income tax expense (benefit) (Note 7)                     (235,270)     102,799
                                                        -----------  -----------
Income (loss) from continuing operations                  (393,795)     172,066
(Loss) from discontinued operations,
   net of applicable income taxes (Notes 7 and 8)                -      (48,643)
(Loss) on disposal of discontinued business,
   net of applicable income taxes (Notes 7 and 8)          (93,900)           -
                                                        -----------  -----------

Net income (loss)                                        ($487,695)  $  123,423
                                                        ===========  ===========
EARNINGS (LOSS) PER SHARE (NOTES 1 AND 6):
Income (loss) from continuing operations                    ($0.06)  $     0.03
(Loss) from discontinued operations                              -        (0.01)
(Loss) on disposal of discontinued business                  (0.01)           -
                                                        -----------  -----------
Net income (loss) per common and common equivalent
     share                                                  ($0.07)  $     0.02
                                                        ===========  ===========
Weighted average number of shares outstanding            6,895,779    5,130,823



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

                                 MONACO FINANCE, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                 (UNAUDITED)


                                     Class A             Class B       Additional
                                  Common Stock         Common Stock     Paid-in-     Retained
                               Shares     Amount    Shares    Amount     Capital      Earnings      Total
                             ----------  --------  ---------  -------  ------------  ----------  ------------

Balance - December 31, 1995  5,672,279   $56,723   1,306,000  $13,060  $22,127,941   $ 551,859   $22,749,583

Purchase of treasury stock     (15,000)    ($150)          -        -     ($48,748)          -       (48,898)

Net (loss) for the year              -         -           -        -            -    (487,695)     (487,695)
                             ----------  --------  ---------  -------  ------------  ----------  ------------
Balance - March 31, 1996     5,657,279   $56,573   1,306,000  $13,060  $22,079,193   $  64,164   $22,212,990
                             ==========  ========  =========  =======  ============  ==========  ============


     See notes to consolidated financial statements.



                          MONACO FINANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                       (unaudited)

                                                              Three Months ended March 31,

Cash flows from operating activities:                                 1996           1995
- -------------------------------------------------------------  ------------  -------------
      Net income (loss)                                          ($393,795)  $    172,066
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Depreciation                                           135,054         62,536
            Provision for credit losses                            301,263        434,796
            Amortization of excess interest                        601,506        115,905
            Amortization of other assets                           192,943         63,613
            Other                                                   14,881         20,998
                                                               ------------  -------------
                                                                   851,852        869,914
      Changes in assets and liabilities:
            Receivables                                            212,433        801,046
            Prepaid expenses                                       (32,234)       (45,785)
            Accounts payable                                      (103,833)      (144,791)
            Accrued liabilities and other                          (17,792)       (44,012)
            Income taxes payable                                         -       (644,242)
                                                               ------------  -------------
      Net cash flows provided by continuing operations             910,426        792,130
      Net cash flows provided by discontinued operations           389,394      1,777,203
                                                               ------------  -------------
Net cash provided by operating activities                        1,299,820      2,569,333
                                                               ------------  -------------
Cash flows from investing activities:
- -------------------------------------------------------------
      Retail installment sales contracts - purchased            (8,466,710)   (10,324,666)
      Retail installment sales contracts - originated           (1,093,350)    (3,507,566)
      Proceeds from payments on contracts - purchased            7,013,623      3,046,157
      Proceeds from payments on contracts - originated           1,788,692      1,547,795
      Purchase of furniture and equipment                         (273,524)      (122,857)
                                                               ------------  -------------
Net cash (used in) investing activities                         (1,031,269)    (9,361,137)
                                                               ------------  -------------
Cash flows from financing activities:
- -------------------------------------------------------------
      Net borrowings under line of credit                                -     10,306,000
      Net (increase) in restricted cash                           (480,940)      (312,838)
      Borrowings on asset-backed notes                           6,358,409     (3,218,809)
      Repayments on asset-backed notes                          (8,548,232)             -
      Proceeds from issuance of convertible senior
           subordinated notes                                    5,000,000              -
      Increase in debt issue and conversion costs                 (257,555)        (9,136)
      Purchase of treasury stock                                   (48,898)             -
                                                               ------------  -------------
Net cash provided by financing activities                        2,022,784      6,765,217
                                                               ------------  -------------
Net increase (decrease) in cash and cash equivalents             2,291,335        (26,587)
Cash and cash equivalents, January 1                             7,247,670         26,587
                                                               ------------  -------------
Cash and cash equivalents, March 31                            $ 9,539,005   $          0
                                                               ============  =============
Supplemental disclosure of cash flow information:
      Cash paid during the year for interest                   $ 1,066,240   $    800,059
                                                               ============  =============
      Cash paid during the year for income taxes               $       645   $    747,041
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




                                                  Allowance
                                                Credit Losses
                                               ---------------

Balance as of December 31, 1995                $    6,661,917
Provision for credit losses                           503,639
Unearned interest income                              506,787
Unearned discounts                                    518,847
Retail installment sale contracts charged off      (6,760,515)
Recoveries                                          3,035,779
                                               ---------------
Balance as of March 31, 1996                   $    4,466,454
                                               ===============




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





                                     Class A
                                   Common Stock
Conversion Date  Notes Converted      Issued
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

     As of March 31, 1996, the Series 1994-A Notes, Series 1995-A Note and the Series 1995-B Notes and underlying receivables backing those notes were as follows:





                                    Underlying
                                    Recievable
                     Note Balance     Balance
                     -------------  -----------

Series 1994-A Notes  $   9,855,206  $10,361,516
Series 1995-A Note      13,230,462   17,450,976
Series 1995-B Notes     24,394,636   28,249,188
                     -------------  -----------
TOTAL                $  47,480,304  $56,061,680
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
                                        ==========  ========


     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of March 31, 1996, were as follows:






Deferred tax assets:
Loss on disposal of CarMart              $   111,336
Federal and State NOL tax carry-forward    1,634,696
Other                                         66,660
                                         ------------
Total deferred tax assets                  1,812,692
                                         ------------
Deferred tax liabilities:
Depreciation                                 (79,390)
Allowances                                (1,056,950)
Other                                         (6,424)
                                         ------------
Total deferred tax liability              (1,142,764)
                                         ------------
Net deferred tax asset                   $   669,928
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

Summarized balance sheet data for the discontinued CarMart operations is as follows:





                                       March 31,   December 31,
                                             1996           1995
                                       ----------  -------------
Assets
- -------------------------------------
Vehicles held for sale                 $  461,609  $     966,830
Income tax receivable                     703,674        948,150
Deferred tax asset                        391,900        174,148
Furniture and equipment, net              183,276        269,563
Other receivables                         101,186         83,710
Other assets                               65,473         58,746
                                        ---------  -------------
Total assets                           $1,907,118  $   2,501,147
                                       ==========  =============
Liabilities
- -------------------------------------
Accounts payable and accrued expenses  $  531,892  $     662,755
                                       ----------  -------------
Total liabilities                      $  531,892  $     662,755
                                       ==========  =============
Net assets of discontinued operations  $1,375,226  $   1,838,392
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

RESULTS OF OPERATION

OVERVIEW



                                                                       INCOME STATEMENT DATA
                                                                     Quarter Ended March 31,


(dollars in thousands, except per share amounts)                          1996         1995
                                                                    -----------  -----------
Total revenues                                                      $    3,222   $    2,644
Total costs and expenses                                            $    3,851   $    2,369
Income (loss) from continuing operations before income taxes        $     (629)  $      275
Income tax expense (benefit)                                        $     (235)  $      103
Income (loss) from continuing operations                            $     (394)  $      172
(Loss) from discontinued operations, net of income taxes                     -   $      (49)
(Loss) on disposal of discontinued business, net of income taxes   $      (94)           -
Net income (loss)                                                   $     (488)  $      123
Net income (loss) per share                                         $    (0.07)  $     0.02
Weighted average number of shares outstanding                        6,895,779    5,130,823






                                        BALANCE SHEET DATA


                        March 31, 1996   December 31, 1995
                        ---------------  ------------------
(dollars in thousands)
Total assets            $        81,718  $           79,351
Total liabilities       $        59,505  $           56,601
Retained earnings       $            64  $              552
Stockholders' equity    $        22,213  $           22,750




     The Company's revenues increased 22% from $2.6 million in the first quarter of 1995 to $3.2 million in the comparable 1996 period. Net income
(loss) from continuing operations decreased from $.2 million in 1995 to $ (.4) million in 1996. Earnings (loss) per share from continuing operations for 1996 were $ (0.06), based on 6.9 million weighted average shares outstanding, compared with $0.03 per share, based on 5.1 million weighted average shares outstanding, for 1995. Net income (loss) decreased from $.1 million in 1995 to $(0.5) million in 1996, while net income (loss) per share decreased from $0.02 in 1995 to $ (0.07) in 1996, primarily due to a $.6 million decrease in income from continuing operations.

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




REVENUES
Total revenues for the quarter ended March 31, 1996 increased $.6 million when compared to the same period in 1995 primarily due to the increase in interest income, which increased 22% from $2.6 million in 1995 to $3.2 million in 1996. This increase was due to the 18% increase in the Company's loan portfolio from $50.8 million at March 31, 1995, to $59.8 million at March 31, 1996.

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

     At December 31, 1995 and March 31, 1996, approximately $12.8 million, or 21%, and $10.3 million, or 17%, of the Automobile Receivables loan portfolio were generated from the CarMart operations.

     Other income, which primarily represents insurance servicer income remained relatively flat at $24,000 and $29,000 for the quarters ended March 31, 1995 and 1996, respectively.

COSTS AND EXPENSES
The provision for credit losses decreased $.1 million, or 31%, from $.4 million in the quarter ended March 31, 1995 to $.3 million in the comparable 1996 period. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The decrease in the provision for credit losses primarily was due to the introduction of the excess interest method to record allowances effective January 1, 1995 (see Note 2), as well as changes in certain of the Company's programs. Net charge-offs as a percentage of average net automobile receivables increased ("Net Charge-off Increase") from 2.9% in 1995 to 6.2% in 1996. If net charge-offs continue at the current level, a provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 2.9% of its loan portfolio over 60 days past due at December 31, 1995 compared with 1.1% at March 31, 1996.

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

     In addition, certain Contracts purchased in 1995 have contributed to the increase in charge-offs during the first quarter of 1996. The Company is evaluating whether this increase in charge-offs is a result of a decrease in credit quality or a change in timing of losses originally predicted. In an attempt to improve the credit quality of Contracts purchased, and reduce charge-offs, the Company is finalizing the implementation of an internally developed credit scorecard to assist in the evaluation of credit quality. The Company anticipates that the credit scorecard will be fully implemented by May 15, 1996.

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

     Operating expenses increased $1.3 million, or 109%, from $1.2 million in the first quarter of 1995 to $2.5 million in the comparable 1996 period. This increase primarily was due to an increase in salaries and benefits of $523,000, consulting and professional fees of $229,000 and depreciation and amortization of $199,000.

     In 1995, the Company significantly expanded its operating infrastructure in order to process the 42% increase in loan acquisitions from 1994 to 1995, to service the Company's increased loan portfolio and in anticipation of additional increases in loan acquisitions. However, beginning in the fourth quarter of 1995, the Company has experienced a decrease in quarter-to-quarter loan acquisition volume (1,182 loans were acquired in the fourth quarter of 1995 versus 1,233 in the comparable 1994 quarter and 1,052 loans were acquired in the first quarter of 1996 versus 1,706 in the comparable 1995 quarter). These decreases primarily were due to increased competition in the sub-prime automobile financing industry and the Company's decision to discontinue CarMart retail used car sales and associated financing operations.

     In order to increase volume from loan acquisitions, and thereby more efficiently utilize its existing operating infrastructure, the Company has increased its Dealer Network significantly. From October 1, 1995, through March 31, 1996, the Company added eleven sales representatives and increased its market penetration into four additional states. As a result of its expanded marketing efforts, the Company expects to increase its loan acquisition volume for the last three quarters of 1996 over the comparable 1995 period. Furthermore, the Company intends to expand into additional states to market its Finance Programs. The Company also intends to evaluate the purchase of third-party originated loan portfolios as well as other marketing strategies intended to increase loan originations.

     Operating expenses as a percentage of revenue increased from 45% in the first quarter of 1995 to 78% in the comparable 1996 period. The company anticipates that, as its loan portfolio grows, interest income will increase. No assurance is given that the portfolio of Automobile Receivables will increase, and if it does increase, that such increase will be sufficient to reduce the percentage of operating expenses to revenue.

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

NET INCOME
Net income (loss) from continuing operations decreased $.6 million, or 329%, from $.2 in the first quarter of 1995 to $(.4) million in the comparable 1996 period. This decrease was primarily due to the following changes on the Consolidated Statement of Operations:






                                 Increase
                                (Decrease)
(in millions of dollars)         to Net Income
                                 ---------------
Interest income                  $          0.6
Provision for credit losses                 0.1
Operating expenses                         (1.3)
Interest expense                           (0.3)
Income tax expense                          0.3
                                 ---------------
Net (decrease) to net income
    from continuing operations   $         (0.6)
                                 ===============





DISCONTINUED OPERATIONS




                                    SELECTED OPERATING DATA
                                    Quarter Ended March 31,

(dollars in thousands, except where noted)   1996     1995
                                            ------  -------
Sale of vehicles                            $ 903   $3,423
Other income                                $   8   $   11
Cost of vehicles sold                       $ 694   $1,883
Provision for credit losses                 $ 202   $  811
Operating expenses                          $ 596   $  810
Interest expense                                -   $    8

Gross margin % on vehicle sales                23%      45%
Operating expenses as a % of revenues          65%      24%




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

REVENUES
Revenues from the sale of vehicles decreased $2.5 million, or 74%, from $3.4 million in the first quarter of 1995 to $.9 million in the comparable 1996 period. This decrease was primarily due to the March 15, 1995 closing of the Company's Lakewood, Colorado, retail car lot and the January 1996 closings of the Englewood, Colorado, and Colorado Springs, Colorado, retail car lots.

     Other income, which represents primarily revenue derived from customer repairs performed by the Company's repair shop, remained relatively constant at $11,000 and $8,000 for the quarters ended March 31, 1995 and 1996, respectively.

COSTS AND EXPENSES
The cost of vehicles sold decreased $1.2 million, or 63%, from $1.9 million in the first quarter of 1995 to $.7 million in the comparable 1996 period. As a percentage of corresponding vehicle sales, the cost increased from 55% in 1995 to 77% in 1996.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows for the quarters ended March 31, 1996 and 1995 are summarized as follows:



                                                           CASH FLOW DATA
                                                  Quarter Ended March 31,

(dollars in thousands)                                    1996      1995
                                                       --------  --------
Cash flows provided by (used in):
Operating activities                                   $ 1,300   $ 2,569
Investing activities                                    (1,031)   (9,361)
Financing activities                                     2,022     6,765
                                                       --------  --------
Net increase (decrease) in cash and cash equivalents   $ 2,291   $   (27)
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



          MONACO FINANCE, INC.


     Date: July 17, 1996
                                                      By:  /s/ Morris Ginsburg
                                                      ------------------------
                                                               Morris Ginsburg
                                                                     President

                                                      By:  /s/ Craig L. Caukin
                                                      ------------------------
                                                              Craig L. Caukin,
                                                      Executive Vice President

                                                 By:  /s/ Michael H. Feinstein
                                                      ------------------------
                                                         Michael H. Feinstein,
                                                       Chief Financial Officer