Form 10QSB
period 1996-06-30
MONACO FINANCE INC
filed 1996-08-14
CIK 865830

FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: JUNE 30, 1996

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


Number of shares outstanding of the Issuer's Common Stock, as of June 30, 1996:

     Class A Common Stock, $.01 par value: 5,640,379 shares Class B Common Stock, $.01 par value: 1,311,000 shares

Total  number  of  pages  is  32.

                    MONACO FINANCE, INC. AND SUBSIDIARIES

                                 FORM 10-QSB

                         QUARTER ENDED JUNE 30, 1996

                                    INDEX

                                                                    PAGE NO.
PART  I  -  FINANCIAL  INFORMATION
Consolidated  Statements  of  Operations  for  the  three
                         months ended June 30, 1996 and 1995 (unaudited)     3
Consolidated  Statements  of  Operations  for  the  six
                         months ended June 30, 1996 and 1995 (unaudited)     4
Consolidated  Balance  Sheets  at  June  30,  1996
                                       (unaudited) and December 31, 1995     5
Consolidated  Statement  of  Shareholders'  Equity  for  the
                              six months ended June 30, 1996 (unaudited)     6
Consolidated  Statements  of  Cash  Flows  for  the  six
                         months ended June 30, 1996 and 1995 (unaudited)     7
               Notes to Consolidated Financial Statements (unaudited) 8-17 Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations     18-28
                                            PART II - OTHER INFORMATION     29
EXHIBIT  11  -  Computation  of  Net  Earnings  (Loss)  per
                                     Common and Common Equivalent Share     30
                                   EXHIBIT 27 - Financial Data Schedule     31
                                                              SIGNATURE     32

                        PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                 Three  months  ended  June  30,
                                                            1996         1995
                                                        -----------  -----------

REVENUES:
Interest                                                $3,232,771   $3,164,606
Other income                                                 4,120       20,404
                                                        -----------  -----------
     Total revenues                                      3,236,891    3,185,010
COSTS AND EXPENSES:
Provision for credit losses (Note 2)                       247,261      449,593
Operating expenses                                       2,750,589    1,313,142
Interest expense (Notes 3 and 5)                         1,071,279      904,034
     Total costs and expenses                            4,069,129    2,666,769
                                                        -----------  -----------
Income (loss) from continuing operations before taxes     (832,238)     518,241
Income tax expense (benefit) (Note 7)                     (311,257)     193,823
                                                        -----------  -----------
Income (loss) from continuing operations                  (520,981)     324,418
(Loss) from discontinued operations,
   net of applicable income taxes (Notes 7 and 8)                -     (109,153)
(Loss) on disposal of discontinued business,
    net of applicable income taxes (Notes 7 and 8)        (207,551)           -
                                                        -----------  -----------
Net income (loss)                                        ($728,532)  $  215,265
                                                        ===========  ===========
EARNINGS (LOSS) PER SHARE (NOTES 1 AND 6):
Income (loss) from continuing operations                    ($0.07)  $     0.06
(Loss) from discontinued operations                              -        (0.02)
(Loss) on disposal of discontinued business                  (0.03)           -
                                                        -----------  -----------
Net income (loss) per common and common equivalent
     share                                                  ($0.10)  $     0.04
                                                        ===========  ===========
Weighted average number of shares outstanding            6,957,329    5,233,516



     See  notes  to  consolidated  financial  statements.



                      MONACO FINANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                     SIX  MONTHS  ENDED  JUNE  30,
                                                             1996          1995
                                                        -------------  -----------

REVENUES:
Interest                                                $  6,425,603   $5,784,769
Other income                                                  33,423       44,276
                                                        -------------  -----------
     Total revenues                                        6,459,026    5,829,045
COSTS AND EXPENSES:
Provision for credit losses (Note 2)                         548,524      884,389
Operating expenses                                         5,249,376    2,509,461
Interest expense (Notes 3 and 5)                           2,122,429    1,642,089
     Total costs and expenses                              7,920,329    5,035,939
                                                        -------------  -----------
Income (loss) from continuing operations before taxes     (1,461,303)     793,106
Income tax expense (benefit) (Note 7)                       (546,527)     296,622
                                                        -------------  -----------
Income (loss) from continuing operations                    (914,776)     496,484
(Loss) from discontinued operations,
   net of applicable income taxes (Notes 7 and 8)                  -     (157,796)
(Loss) on disposal of discontinued business,
   net of applicable income taxes (Notes 7 and 8)           (301,451)           -
                                                        -------------  -----------
Net income (loss)                                        ($1,216,227)  $  338,688
                                                        =============  ===========
EARNINGS (LOSS) PER SHARE (NOTES 1 AND 6):
Income (loss) from continuing operations                      ($0.13)  $     0.10
(Loss) from discontinued operations                                -        (0.03)
(Loss) on disposal of discontinued business                    (0.04)           -
                                                        -------------  -----------
Net income (loss) per common and common equivalent
     share                                                    ($0.17)  $     0.07
                                                        =============  ===========
Weighted average number of shares outstanding              6,964,054    5,182,171




     See  notes  to  consolidated  financial  statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                       CONSOLIDATED BALANCE SHEETS
                                   JUNE 30, 1996 AND DECEMBER 31, 1995



                                                                       June 30, 1996
                                                                        (unaudited)    December 31, 1995
                                                                      ---------------  ------------------

ASSETS
Cash and cash equivalents                                             $    5,478,706   $        7,247,670
Restricted cash                                                            4,032,546            3,694,886
Automobile receivables - net (Notes 2 and 5)                              68,519,122           60,668,324
Repossessed vehicles held for sale (Note 1)                                2,048,081            2,460,782
Income tax receivable (Note 7)                                               377,147               23,608
Deferred income taxes (Note 7)                                               235,746               42,758
Furniture and equipment, net of accumulated depreciation
   of $971,884 (1996) and $701,487 (1995)                                  1,896,235            1,615,428
Net assets of discontinued operations (Note 8)                             1,364,345            1,838,392
Other assets                                                               1,792,008            1,759,253
                                                                      ---------------  ------------------
Total assets                                                          $   85,743,936   $       79,351,101
                                                                      ===============  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $      580,605   $          453,240
Accrued expenses and other liabilities                                       416,342               93,151
Convertible subordinated debt (Note 5)                                     1,385,000            1,385,000
Senior subordinated debt (Note 5)                                          5,000,000            5,000,000
Convertible senior subordinated debt (Note 5)                              5,000,000                    -
Automobile receivables-backed notes (Note 5)                              51,913,747           49,670,127
                                                                      ---------------  ------------------
Total liabilities                                                         64,295,694           56,601,518
Commitments and contingencies (Note 4)
Stockholders' equity (Note 6)
Preferred stock; no par value, 5,000,000 shares authorized,
   none issued or outstanding                                                      -                    -
Class A common stock, $.01 par value; 17,750,000 shares authorized,
    5,640,379 shares (1996) and  5,672,279 shares (1995) issued               56,404               56,723
Class B common stock, $.01 par value; 2,250,000  shares authorized,
   1,311,000 shares (1996) and 1,306,000 shares (1995) issued                 13,110               13,060
Additional paid-in capital                                                22,043,096           22,127,941
Retained earnings                                                           (664,368)             551,859
                                                                      ---------------  ------------------
     Total stockholders' equity                                           21,448,242           22,749,583
                                                                      ---------------  ------------------
     Total liabilities and stockholders' equity                       $   85,743,936   $       79,351,101
                                                                      ===============  ==================




     See  notes  to  consolidated  financial  statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                                  (UNAUDITED)


                                   Class  A             Class  B        Additional
                                 Common  Stock        Common  Stock      Paid-in-      Retained
                               Shares     Amount    Shares    Amount     Capital       Earnings       Total
                             ----------  --------  ---------  -------  ------------  ------------  ------------

Balance - December 31, 1995  5,672,279   $56,723   1,306,000  $13,060  $22,127,941   $   551,859   $22,749,583

Purchase of treasury stock     (26,900)     (269)          -        -      (84,845)            -       (85,114)

Conversion of shares            (5,000)      (50)      5,000       50            -             -             0

Net (loss) for the year              -         -           -        -            -    (1,216,227)   (1,216,227)
                             ----------  --------  ---------  -------  -----------   ------------  ------------
Balance - June 30, 1996      5,640,379   $56,404   1,311,000  $13,110  $22,043,096     ($664,368)  $21,448,242
                             ==========  ========  =========  =======  ============  ============  ============




     See  notes  to  consolidated  financial  statements.



                    MONACO FINANCE, INC. AND SUBSIDIARIES


                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                          (unaudited)
                                                                   Six  Months  ended  June  30,

Cash flows from operating activities:                                       1996           1995
- ------------------------------------------------------------------  -------------  -------------
  Net income (loss)                                                    ($914,776)  $    496,484
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                          271,660        144,160
   Provision for credit losses                                           548,524        884,389
   Amortization of excess interest                                     1,322,506        446,246
   Amortization of other assets                                          377,363        171,497
   Other                                                                  23,294         37,918
                                                                    -------------  -------------
                                                                       1,628,571      2,180,694
  Changes in assets and liabilities:
   Receivables                                                          (339,115)      (514,577)
   Prepaid expenses                                                     (158,678)      (181,275)
   Accounts payable                                                      127,365       (236,580)
   Accrued liabilities and other                                        (213,716)        42,932
   Income taxes payable                                                        -       (648,579)
                                                                    -------------  -------------
  Net cash flows provided by continuing operations                     1,044,427        642,615
  Net cash flows provided by discontinued operations                     102,115      2,195,648
                                                                    -------------  -------------
  Net cash provided by operating activities                            1,146,542      2,838,263
                                                                    -------------  -------------
Cash flows from investing activities:
- ------------------------------------------------------------------
  Retail installment sales contracts - purchased                     (26,251,091)   (23,635,200)
  Retail installment sales contracts - originated                     (1,519,376)    (6,345,731)
  Proceeds from payments on contracts - purchased                     15,644,544      8,114,382
  Proceeds from payments on contracts - originated                     3,123,058      3,092,230
  Purchase of furniture and equipment                                   (474,098)      (569,054)
                                                                    -------------  -------------
Net cash (used in) investing activities                               (9,476,963)   (19,343,373)
                                                                    -------------  -------------
Cash flows from financing activities:
- ------------------------------------------------------------------
  Net borrowings under line of credit                                          -     (3,090,000)
  Net (increase) in restricted cash                                     (337,660)    (3,652,955)
  Borrowings on asset-backed notes                                    18,998,420     30,700,945
  Repayments on asset-backed notes                                   (16,754,800)    (4,444,349)
  Proceeds from issuance of convertible senior subordinated notes      5,000,000              -
  Increase in debt issue and conversion costs                           (259,389)      (838,628)
  Purchase of treasury stock                                             (85,114)             -
Net cash provided by financing activities                              6,561,457     18,675,013
                                                                    -------------  -------------
Net increase (decrease) in cash and cash equivalents                  (1,768,964)     2,169,903
Cash and cash equivalents, January 1                                   7,247,670         26,587
Cash and cash equivalents, June 30                                  $  5,478,706   $  2,196,490
                                                                    =============  =============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                            $  1,991,788   $  1,463,801
                                                                    =============  =============
  Cash paid during the year for income taxes                        $        655   $    984,441
                                                                    =============  =============


Non-cash  investing  and  financing  activities:
In March 1995, $770,000 (net of debt issue costs) of 7% Convertible Subordinated Notes (See Note
5)  was  converted  into  225,147  shares  of  Class  A  Stock.
In  May  1996,  the  Company issued a note for $107,407 for the sale of furniture and equipment.

     See  notes  to  consolidated  financial  statements.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Monaco Finance, Inc. (the "Company"), is engaged in the business of providing alternative financing programs primarily to purchasers of used vehicles. The Company commenced operations in June 1988. The Company provides such automobile financing programs by acquiring retail installment sale contracts (the "Contracts") from certain selected automobile dealers in approximately 21 states ("Dealer Network") . The contracts are acquired by the
     Company through automobile financing programs it sponsors. In February 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations. The CarMart business ceased operations on May 31, 1996.

     The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Monaco Finance, Inc.'s latest annual report on Form 10-KSB and Amendments on Form 10-KSB/A.

PRINCIPLES  OF  CONSOLIDATION

The Company's consolidated financial statements include the accounts of Monaco Finance, Inc. and its wholly-owned special purpose financing subsidiaries, CarMart Auto Receivables Company and MF Receivables Corp. I (the
     "Subsidiaries"). All intercompany accounts and transactions have been eliminated in consolidation.

INTERIM  UNAUDITED  FINANCIAL  STATEMENTS

Information with respect to June 30, 1996 and 1995, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results of the entire year.

REPOSSESSED  VEHICLES  HELD  FOR  RESALE

At June 30, 1996 and December 31, 1995, the approximate number of repossessed vehicles held for resale was 634 and 658, respectively. Included are vehicles held for resale, vehicles which have been sold for which payment has not been received and unlocated vehicles (skips), the value for which may be reimbursed from insurance.

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

TREASURY  STOCK
In accordance with Section 7-106-302 of the Colorado Business Corporation Act, shares of its own capital stock acquired by a Colorado corporation are deemed to be authorized but unissued shares. APB Opinion No. 6 requires the accounting treatment for acquired stock to conform to applicable state law. As such, 26,900 shares of Class A Common Stock purchased in 1996 have been reported as a reduction to Class A Common Stock and Additional Paid-in-Capital.



NOTE  2  -  AUTOMOBILE  RECEIVABLES

     Automobile  Receivables  consist  of  the  following:



                                      June 30,     December 31,
                                        1996           1995
                                    ------------  --------------

Automobile Receivables
Retail installment sales contracts  $67,647,931   $  62,202,136
Other                                 1,038,972         795,304
Excess interest receivable            4,173,774       3,312,635
Accrued interest                        953,638       1,020,166
                                    ------------  --------------
Total finance receivables            73,814,315      67,330,241
Allowance for credit losses          (5,295,193)     (6,661,917)
                                    ------------  --------------
Automobile receivables - net        $68,519,122   $  60,668,324
                                    ============  ==============




     At June 30, 1996, the accrual of interest income was suspended on $167,399 of principal amount of retail installment sales contracts that were contractually delinquent for ninety days or more.

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




                                                  Allowance
                                                Credit Losses
                                               ---------------

Balance as of December 31, 1995                $    6,661,917
Provision for credit losses                           822,155
Unearned interest income                            2,183,645
Unearned discounts                                  1,824,599
Retail installment sale contracts charged off     (11,780,947)
Recoveries                                          5,583,824
                                               ---------------
Balance as of June 30, 1996                    $    5,295,193
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

     Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Subsequent receipts of excess interest are applied to reduce excess interest receivable. For the three and six months ended June 30, 1996, $721,000 and $1,322,506 of excess interest income, respectively, was amortized against excess interest receivable.

     Unearned discounts result from the purchase of Contracts from the Dealer Network at less than 100% of the face amount of the note. All such discounts are used to increase the allowance for credit losses. In the event certain of such discounts are not used to offset credit losses, the balance will be accreted into income over the remaining life of the Contracts.

NOTE  3  -  NOTE  PAYABLE  -  CITICORP

In May 1995 the Company repaid, in full, the then outstanding balance on its
     $25 million revolving line of credit with Citicorp Leasing, Inc. and terminated the facility.

NOTE  4  -  COMMITMENTS  &  CONTINGENCIES

CONTINGENCIES

On May 8, 1995, Milton Karsh filed a civil suit in the District Court in and for the City and County of Denver, State of Colorado against the Company, its President, Morris Ginsburg, and its Executive Vice President, Irwin L. Sandler, both of whom are Directors of the Company. The plaintiff alleges breach of contract, breach of fiduciary duty and conversion in connection with the plaintiff's proposed sale of the Class A Common Stock of the Company pursuant to Rule 144 under the Securities Act of 1933. Plaintiff now claims that he sustained approximately $450,000 in damages. The defendants have denied the material allegations of the complaint, have set forth several affirmative defenses, have alleged that the complaint is frivolous and have filed a counterclaim against the plaintiff alleging breach of contract. Mediation has been set for August 14, 1996. If a resolution is not reached at the mediation, the case will proceed to trial. Trial is scheduled for October 15, 1996, and discovery is in process. The claims are without merit in the opinion of management and will be vigorously defended.

     The Company has agreed to pay all litigation costs, including fees, and to indemnify the directors to the maximum extent provided by Colorado law, as stated in the Company's By-laws, the exact extent of which will be determined when the lawsuit, including appeals, is resolved or settled.

LOANS  IN  FUNDING

As of June 30, 1996 there were no open commitments to extend credit through the normal course of business.

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

     As of June 30, 1996, the Series 1994-A Notes, Series 1995-A Note and the Series 1995-B Notes and underlying receivables backing those notes were as follows:



                                    Underlying
                                    Receivable
                     Note Balance     Balance
                     -------------  -----------

Series 1994-A Notes  $   7,828,505  $ 8,149,451
Series 1995-A Note      23,714,818   34,493,956
Series 1995-B Notes     20,370,424   23,756,896
                     -------------  -----------
TOTAL                $  51,913,747  $66,400,303
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

     Provisions have been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes ("Additional 12% Notes") on or before January 9, 1998, upon such terms and conditions as shall be agreed to between the Company and Black Diamond Advisors, Inc. ("Black Diamond"), one of the initial purchasers.

     On or about June 28, 1996, the Company and Black Diamond entered into a letter agreement conditionally amending their rights and obligations with respect to the Purchase Agreement and Indenture dated January 9, 1996. Subject to shareholder approval, Black Diamond and the Company agreed as follows:

1. The conversion price of the $5,000,000 in principal amount of 12% Notes issued on or about January 9, 1996, shall be fixed at $4.00 per share.

2. The initial conversion price for up to $5,000,000 in principal amount of any Additional 12% Notes which hereafter may be issued shall be $3.00 per share.

3. The period of time during which Black Diamond may exercise the option shall be extended to the later of the date which is 24 months after the Company receives the requisite shareholder approval of the transactions or 24 months after the Company's registration statement relating to its shares of Class A Common Stock issuable upon conversion of the notes becomes effective. Presently, the expiration date of the option is January 9, 1998.

     If the shareholders do not ratify, confirm and approve the transactions, then (i) the option to purchase $5,000,000 in principal amount of Additional 12% Notes by Black Diamond or its designees shall be deemed to have been exercised on June 28, 1996, and the conversion price shall be $2 7/16 per share, the closing price of the Class A Common Stock on the preceding trading day, and (ii) the conversion price of the 12% Notes shall be determined as described herein. However, if Black Diamond fails to actually exercise the option to purchase the Additional 12% Notes within 15 days of the receipt of written notice of the disapproval by the shareholders, then the exercise of the option as of June 28, 1996, is deemed to have been revoked and the conversion price of any Additional 12% Notes which may be issued shall be determined as provided in the Indenture. The Company and Black Diamond agreed to diligently and in good faith seek shareholder approval of the transactions and to amend the notes, Purchase Agreement and Indenture to accomplish the intent of the letter agreement.

REVOLVING  LINE  OF  CREDIT  -  LASALLE  NATIONAL  BANK

In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment consists of all Contracts pledged and all other assets of the Company. Among numerous other loan covenants, the Company generally has agreed to maintain its ratio of liabilities to tangible assets at not more than 3 to 1; that its tangible net worth shall not be less than $19 million; and that its interest coverage ratio (earnings before interest and taxes divided by interest expense) and cash flow ratio (unrestricted cash divided by interest expense) shall not be less than 1.5 to 1 and 2.0 to 1, respectively. On August 7, 1996, the Company borrowed $1.0 million against this line of credit.

NOTE  6  -  STOCKHOLDERS'  EQUITY

COMMON  STOCK

The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B common stock is entitled to three votes while each share of Class A common stock is entitled to one vote.

STOCK  OPTION  PLANS

During the six months ended June 30, 1996, there were no stock options granted or exercised under the Company's stock option plan, while 600 stock options were cancelled.

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

A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:



                                             Three  Months            Six  Months
                                            Ended  June  30,        Ended  June  30,
                                            1996        1995        1996        1995
                                        ------------  --------  ------------  --------

Pretax income (loss) - continuing and
  discontinued operations               $(1,187,238)  $343,874  $(1,966,303)  $541,035
                                        ============  ========  ============  ========
Federal tax expense (benefit)
   at statutory rate - 34%              $  (403,661)  $116,917  $  (668,543)  $183,952
State income tax expense (benefit)          (55,045)    11,692      (81,533)    18,395
                                        ------------  --------  ------------  --------
Income tax expense (benefit)            $  (458,706)  $128,609  $  (750,076)  $202,347
                                        ============  ========  ============  ========




     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of June 30, 1996, were as follows:


Deferred tax assets:
Loss on disposal of CarMart              $   132,719
Federal and State NOL tax carry-forward    2,316,531
Other                                         59,552
                                         ------------
Total deferred tax assets                  2,508,802
                                         ------------
Deferred tax liabilities:
Depreciation                                 (81,419)
Allowances and Loan Origination Fees      (1,792,510)
Other                                        (21,429)
                                         ------------
Total deferred tax liability              (1,895,358)
                                         ------------
Net deferred tax asset                   $   613,444
                                         ============


NOTE  8  -  DISCONTINUED  OPERATIONS

In February 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations. In April 1996, the Company extended the expected disposal date of the CarMart business from April 30, 1996 to May 31, 1996. The CarMart business ceased operations on May 31, 1996.

     On January 15, 1996 and January 31, 1996, the Company closed its retail car lot in Englewood, Colorado and Colorado Springs, Colorado, respectively, and transferred the remaining retail inventory to its Aurora, Colorado retail store. Effective March 15, 1996, the Company entered into a sublease agreement on both properties for the entire lease terms at an amount approximately equal to the Company's obligation. On May 31, 1996, the Company closed its retail car lot in Aurora, Colorado and entered into a sublease agreement for the entire lease term. The Company intends to liquidate the remaining inventory at the Aurora, Colorado store by August 31, 1996.

     On March 31, 1995, the Company closed its retail car lot in Lakewood, Colorado. The Company made monthly rental payments of $4,000 through the end of the lease term on October 15, 1995.

     All personnel associated with the CarMart operations have been reassigned to other positions within the Company or have been released.

     The results of operations of the CarMart business for 1995 are included in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations" and includes:


                                                          For the Three Months    For the Six Months
                                                          Ended June 30, 1995     Ended June 30, 1995
                                                          ----------------------  ---------------------
Revenues                                                  $           2,841,466   $          6,275,533
Total costs and expenses                                              3,015,833              6,527,604
                                                          ----------------------  ---------------------
(Loss) from discontinued operations before income taxes                (174,367)              (252,071)
Income tax (benefit)                                                    (65,214)               (94,275)
                                                          ----------------------  ---------------------
(Loss) from discontinued operations                       $            (109,153)  $           (157,796)
                                                          ======================  =====================




     The Company allocated interest expense and associated direct costs of $9,085 and $18,170 to discontinued operations in the three and six months ended June 30, 1995, respectively. The allocations were based on the ratio of discontinued net assets to consolidated net assets plus consolidated debt.

     The loss on the disposition of the CarMart business has been accounted for as discontinued operations. In March 1996 and June 30, 1996, the Company recorded additional pretax charges of $150,000 and $355,000 ($93,900 and $207,551 aftertax), respectively, related to the estimated 1996 loss from operations of CarMart.

     The components of the loss on disposal of the CarMart business were based on reasonable estimates and assumptions that Management believes are adequate, however, actual amounts may differ from these estimates.

     Summarized balance sheet data for the discontinued CarMart operations is as follows:

                                       June 30,    December 31,
                                             1996           1995
                                       ----------  -------------
Assets
- -------------------------------------
Vehicles held for sale                 $  399,427  $     966,830
Income tax receivable                     703,674        948,150
Deferred tax asset                        377,698        174,148
Furniture and equipment, net                    -        269,563
Other receivables                           3,674         83,710
Other assets                               29,385         58,746
                                                   -------------
Total assets                           $1,513,858  $   2,501,147
                                       ==========  =============
Liabilities
- -------------------------------------
Accounts payable and accrued expenses  $  149,513  $     662,755
                                       ----------  =============
Total liabilities                      $  149,513  $     662,755
                                       ==========  =============
Net assets of discontinued operations  $1,364,345  $   1,838,392
                                       ==========  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMARY
In February 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations related to its CarMart business. In April 1996, the Company extended the expected disposal date of the CarMart business from April 30, 1996 to May 31, 1996. The
     CarMart business ceased operations on May 31, 1996. The results of operations of the CarMart business for 1995 are included in the Consolidated
Statements of Operations under the caption "(Loss) from discontinued operations". The loss on disposal of the CarMart business has also been accounted for as discontinued operations.

     The Company's revenues and net income from continuing operations primarily are derived from interest income generated from its loan portfolio. The Company's loan portfolio consists of Contracts purchased from the Dealer Network as well as Contracts financed from vehicle sales at the Company's Dealerships. The average discount on all Contracts purchased pursuant to discounted Finance Programs during the six months ended June 30, 1996 and 1995 was approximately 9% and 21%, respectively. The Company services all of the loans that it owns. The loan portfolio carries a contract annual percentage rate of interest that averages approximately 25%, before discounts, and has an original weighted average term of approximately 46 months. The average amount financed per Contract for the six months ended June 30, 1996 and 1995 was approximately $9,449 and $8,542, respectively.

RESULTS  OF  OPERATIONS

OVERVIEW


                                                                                   INCOME  STATEMENT  DATA
                                                                           Three  Months             Six  Months
                                                                         Ended  June  30,          Ended  June  30,
(dollars in thousands, except per share amounts)                          1996         1995         1996         1995
                                                                   ------------  -----------  -----------  -----------
Total revenues                                                     $     3,237   $    3,185   $    6,459   $    5,829
Total costs and expenses                                           $     4,069   $    2,667   $    7,920   $    5,036
Income (loss) from continuing operations before income taxes       $      (832)  $      518   $   (1,461)  $      793
Income tax expense (benefit)                                       $      (311)  $      194   $     (546)  $      296
Income (loss) from continuing operations                           $      (521)  $      324   $     (915)  $      497
(Loss) from discontinued operations, net of income taxes                     -   $     (109)           -   $     (158)
(Loss) on disposal of discontinued business, net of income taxes   $      (208)           -   $     (301)           -
Net income (loss)                                                  $      (729)  $      215   $   (1,216)  $      339
Net income (loss) per share                                        $     (0.10)  $     0.04   $    (0.17)  $     0.07
Weighted average number of shares outstanding                       6, 957,329    5,233,516    6,964,054    5,182,171





                                   BALANCE  SHEET  DATA

                             June 30, 1996    December 31, 1995
                             ---------------  ------------------
(dollars in thousands)
Total assets                 $       85,744   $           79,351
Total liabilities            $       64,296   $           56,601
Retained earnings (deficit)  $         (664)  $              552
Stockholders' equity         $       21,448   $           22,750

The Company's revenues increased 2% from just under $3.2 million in the second quarter of 1995 to just over $3.2 million in the comparable 1996 period. Net income (loss) from continuing operations for the quarter decreased from $.3 million in 1995 to $(.5) million in 1996. Earnings (loss) per share from continuing operations for the 1996 quarter were $ (0.07), based on 7.0 million weighted average shares outstanding, compared with $0.06 per share, based on
5.2 million weighted average shares outstanding, for 1995. Net income (loss) for the quarter decreased from $.2 million in 1995 to $(0.7) million in 1996, while net income (loss) per share decreased from $0.04 in 1995 to $(0.10) in 1996, primarily due to a $.8 million decrease in income from continuing operations.

     For the six months ended June 30, the Company's revenues increased 11% from $5.8 million in 1995 to $6.5 million in 1996. Net income (loss) from continuing operations for the six months ended June 30, decreased from $.5 million in 1995 to $(.9) million in 1996. Earnings (loss) per share from continuing operations for 1996 were $(0.13), based on 7.0 million weighted average shares outstanding, compared with $0.10 per share, based on 5.2 million weighted average shares outstanding, for 1995. Net income (loss) for the six months ended June 30, decreased from $.3 million in 1995 to $(1.2) million in 1996, while net income (loss) per share decreased from $0.07 in 1995 to $(0.17) in 1996, primarily due to a $1.4 million decrease in income from continuing operations.

CONTINUING  OPERATIONS

                                                SELECTED  OPERATING  DATA
                                             Three  Months       Six  Months
                                            Ended  June  30,  Ended  June  30,
                                            ---------------   ----------------

(dollars in thousands, except where noted)    1996     1995     1996     1995
                                            -------  -------  -------  -------
Interest income                             $3,233   $3,165   $6,426   $5,785
Other income                                $    4   $   20   $   33   $   44
Provision for credit losses                 $  247   $  450   $  549   $  884
Operating expenses                          $2,751   $1,313   $5,249   $2,510
Interest expense                            $1,071   $  904   $2,122   $1,642
Operating expenses as a % of revenues           85%      41%      81%      43%
Contracts from Dealer Network                1,758    1,477    2,706    2,731
Contracts from Company Dealerships              44      373      148      825
                                            -------  -------  -------  -------
Total contracts                              1,802    1,850    2,854    3,556
Average amount financed (dollars)           $9,932   $8,549   $9,449   $8,542



REVENUES
Total revenues for the quarter ended June 30, 1996 increased $.1 million when compared to the same period in 1995, primarily due to the increase in interest income, which increased 2%, or $68,000, from 1995 to 1996. Total revenues for the six months ended June 30, 1996 increased $.6 million when compared to the same period in 1995 primarily due to the increase in interest income, which increased 11% from $5.8 million in 1995 to $6.4 million in 1996.
     This increase was due to the 14% increase in the Company's loan portfolio from $59.4 million at June 30, 1995, to $67.6 million at June 30, 1996.

     The most significant aspect of the growth in the Company's loan portfolio is attributable to loans generated from the Dealer Network. The number of contracts generated from the Dealer Network increased 19% from 1,477 in the second quarter of 1995 to 1,758 in the comparable 1996 period. The dollar value of the Dealer Contracts generated increased $4.5 million, or 34%, from $13.1 million in the second quarter of 1995 to $17.6 million in the comparable 1996 period. Although the number of contracts generated from the Dealer Network decreased 1% from 2,731 for the six months ended June 30, 1995 to 2,706 in the comparable 1996 period, the Company's strategic plan for 1996 continues to include increasing its portfolio of outstanding Contracts through the growth of its Dealer Network. The dollar value of the Dealer Contracts generated increased $1.5 million, or 6%, from $24.4 million in the first six months of 1995 to $25.9 million in the comparable 1996 period.

The number of loan originations from the CarMart operations decreased 88% from 373 in the second quarter of 1995 to 44 in the comparable 1996 period. The dollar value of these Contracts decreased $2.4 million, or 88%, from $2.7 million in the second quarter of 1995 to $.3 million in the comparable 1996 period. For the six months ended June 30, the number of loan originations from the CarMart operations decreased 82% from 825 in 1995 to 148 in the comparable 1996 period. The dollar value of these Contracts decreased $4.9 million, or 82%, from $6.0 million in the first six months of 1995 to $1.1 million in the comparable 1996 period. The decrease in Contacts mainly was due to the March 31, 1995 closing of the Company's Lakewood, Colorado, retail store, the January 1996 closings of the Englewood, Colorado, and Colorado Springs, Colorado, retail stores, the May 31, 1996 closing of the Aurora, Colorado, retail store and the Company's continued focus in 1996 on the expansion of the Dealer Network.

     The total number of Contracts generated by the Company decreased 3% from 1,850 in the second quarter of 1995 to 1,802 in the comparable 1996 period. The dollar value of these Contracts increased $2.1 million, or 13%, from $15.8 million in the second quarter of 1995 to $17.9 million in the comparable 1996 period. The average amount financed increased 16% from $8,549 in the second quarter of 1995 to $9,932 in the comparable 1996 period. For the six months ended June 30, the total number of Contracts generated by the Company decreased 20% from 3,556 in 1995 to 2,854 in the comparable 1996 period. The dollar value of these Contracts decreased $3.4 million, or 11%, from $30.4 million in the first six months of 1995 to $27.0 million in the comparable 1996 period. The average amount financed increased 11% from $8,542 in the first six months of 1995 to $9,449 in the comparable 1996 period. The average discount on all Contracts purchased pursuant to the discounted Finance
Programs decreased from 23% in the second quarter of 1995 to 8% in the comparable 1996 period and from 21% in the first six months of 1995 to 9% in the comparable 1996 period primarily due to new Finance Programs introduced in 1995 and 1996.

     At June 30, 1995 and June 30, 1996, approximately $12.8 million, or 21%, and $8.4 million, or 13%, of the Automobile Receivables loan portfolio were generated from the CarMart operations.

     Other income decreased $16,000 from $20,000 in the second quarter of 1995 to $4,000 in the comparable 1996 period and decreased $11,000 from $44,000 for the first six months of 1995 to $33,000 in the comparable 1996 period due primarily to a decrease in insurance servicer income.


COSTS  AND  EXPENSES
The provision for credit losses decreased $.2 million, or 45%, from $.4 million in the quarter ended June 30, 1995 to $.2 million in the comparable 1996 period. For the six months ended June 30, the provision for credit losses decreased $.3 million, or 38%, from $.9 million in the first six months of 1995 to $.6 million in the comparable 1996 period. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The decrease in the provision for credit losses primarily was due to the introduction of the excess interest method to record allowances effective January 1, 1995 (see
Note 2), as well as changes in certain of the Company's programs. Net charge-offs as a percentage of average net automobile receivables increased ("Net Charge-off Increase") from 5.5% in the first six months of 1995 to 9.8% in the comparable 1996 period. If net charge-offs continue at the current level, a provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 2.9% of its loan portfolio over 60 days past due at December 31, 1995 compared with 2.2% at June 30, 1996.

     Certain of the increase in charge-offs are a result in the change in the mix of loan program type purchased by the Company and a general increase in the age of the portfolio. In the first six months of 1996, the number of loans purchased at less than face value increased by 289% when compared to the same period in 1995. The risk model for these loans anticipates a higher percentage of charge-offs and delinquencies, the cost of which is intended to be off-set by the discount in the purchase of these loans. The risk adjusted yields (net yield on amounts paid for Contracts based on Contract cash flows calculated at the note interest rate and adjusted for prepayments, defaults and recoveries) in these programs is estimated to be as good as, or better than, the Company's loan programs which have lower anticipated charge-offs and delinquencies.

     In addition, certain Contracts purchased in 1995 have contributed to the increase in charge-offs during the first quarter of 1996. The Company is evaluating whether this increase in charge-offs is a result of a decrease in credit quality or a change in timing of losses originally predicted. In an attempt to improve the credit quality of Contracts purchased, and reduce charge-offs, the Company implemented an internally developed credit scorecard at the end of the second quarter of 1996 to assist in the evaluation of credit quality.

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

     Operating expenses increased $1.4 million, or 109%, from $1.3 million in the second quarter of 1995 to $2.7 million in the comparable 1996 period. This increase primarily was due to an increase in salaries and benefits of $574,000, consulting and professional fees of $240,000 and depreciation and amortization of $133,000. For the six months ended June 30, operating expenses increased $2.7 million, or 109%, from $2.5 million in the fist six months of 1995 to $5.2 million in the comparable 1996 period. This increase primarily was due to an increase in salaries and benefits of $1,097,000, consulting and professional fees of $469,000, depreciation and amortization of $332,000, telephone costs of $103,000 and travel costs of $102,000.

     In 1995, the Company significantly expanded its operating infrastructure in order to process the 42% increase in loan acquisitions from 1994 to 1995, to service the Company's increased loan portfolio and in anticipation of additional increases in loan acquisitions. However, beginning in the fourth quarter of 1995, the Company has experienced a decrease in quarter-to-quarter loan acquisition volume (1,182 loans were acquired in the fourth quarter of 1995 versus 1,233 in the comparable 1994 quarter, 1,052 loans were acquired in the first quarter of 1996 versus 1,706 in the comparable 1995 quarter and 1,802 in the second quarter of 1996 versus 1,850 in the comparable 1995 quarter). These decreases primarily were due to increased competition in the sub-prime automobile financing industry and the Company's decision to discontinue CarMart retail used car sales and associated financing operations.

     In order to increase volume from loan acquisitions, and thereby more efficiently utilize its existing operating infrastructure, the Company has increased its Dealer Network significantly. At June 30, 1996, the Company had 17 full time and contract sales representatives. From October 1, 1995, through June 30, 1996, the Company increased its market penetration into four additional states. As a result of its expanded marketing efforts, the Company expects to increase its loan acquisition volume for the last two quarters of 1996 over the comparable 1995 period. Furthermore, the Company intends to expand into additional states to market its Finance Programs. The Company also intends to evaluate the purchase of third-party originated loan portfolios as well as other marketing strategies intended to increase loan originations.

     Operating expenses as a percentage of revenue increased from 41% in the second quarter of 1995 to 85% in the comparable 1996 period and from 43% in the first six months of 1995 to 81% in the comparable 1996 period. The company anticipates that, as its loan portfolio grows, interest income will increase. No assurance is given that the portfolio of Automobile Receivables will increase, and if it does increase, that such increase will be sufficient to reduce the percentage of operating expenses to revenue.

     Interest expense increased $.2 million, or 18%, from $.9 million in the second quarter of 1995 to $1.1 million in the comparable 1996 period. For the six months ended June 30, interest expense increased $.5 million, or 29%, from $1.6 million in 1995 to $2.1 million in the comparable 1996 period. This increase primarily was due to an increase in borrowings that provided the necessary working capital for the Company to increase its loan portfolio from $59.4 million at June 30, 1995 to $67.6 million at June 30, 1996. Since June 30, 1995, net increases (decreases) in the Company's debt were as follows:

(dollars in thousands)
Convertible subordinated debt          $ (460)
Convertible senior subordinated debt    5,000
Automobile receivables-backed notes     3,452
                                       -------
Total                                  $7,992
                                       =======

The average annualized interest rate on the Company's debt was 7.0% in the second quarter of 1996 versus 7.7% in the comparable 1995 period. For the six months ended June 30, the average annualized interest rate on the Company's debt was 7.1% in 1996 versus 7.8% in the comparable 1995 period. These decreases were primarily due to lower interest rates associated with the Company's Series 1994-A, Series 1995-A and Series 1995-B Notes as compared to those charged under the Company's prior credit facility with Citicorp.

     The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 17.2% in the second quarter of 1995 to 13.4% in the comparable 1996 period. For the six months ended June 30, the annualized net interest margin percentage decreased from 17.0% in 1995 to 13.8% in the comparable 1996 period. The decrease was due primarily to the amortization of excess interest receivable as described in Note 2 of Notes to Consolidated Financial Statements.

NET  INCOME
Net income (loss) from continuing operations decreased $.8 million, or 260%, from $.3 in the second quarter of 1995 to $(.5) million in the comparable 1996 period. For the six months ended June 30, net income (loss) from continuing operations decreased $1.4 million, or 284%, from $.5 in 1995 to $(.9) million in the comparable 1996 period. These decreases were primarily due to the following changes on the Consolidated Statement of Operations:


                     INCREASE(DECREASE)  TO  NET  INCOME
(in millions of dollars)       Quarter    Year-to-Date
                               ---------  --------------
Interest income                $    0.1   $         0.6
Provision for credit losses         0.2             0.3
Operating expenses                 (1.4)           (2.7)
Interest expense                   (0.2)           (0.5)
Income tax expense                  0.5             0.9
                               ---------  --------------
Net (decrease) to net income
  from continuing operations   $   (0.8)  $        (1.4)
                               =========  ==============




DISCONTINUED  OPERATIONS

                                               SELECTED  OPERATING  DATA
                                      Three  Months  Ended Six  Months  Ended
                                      -------------------- ------------------
                                              June  30,          June  30,
(dollars in thousands, except where noted)   1996     1995     1996     1995
                                            ------  -------           -------
Sale of vehicles                            $ 399   $2,830   $1,301   $6,253
Other income                                $   6   $   11   $   15   $   23
Cost of vehicles sold                       $ 390   $1,524   $1,085   $3,407
Provision for credit losses                 $  71   $  705   $  274   $1,516
Operating expenses                          $ 299   $  779   $  745   $1,589
Interest expense                                -   $    8        -   $   15

Gross margin % on vehicle sales                 2%      46%      17%      46%
Operating expenses as a % of revenues          74%      27%      57%      25%

     In February 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations. In
April 1996, the Company extended the disposal date of the CarMart business from April 30, 1996 to May 31, 1996. The CarMart business ceased operations on May 31, 1996. The results of operations of the CarMart business for the three and six months ended June 30, 1995 are included in the Consolidated Statement of Operations under the caption (Loss) from discontinued operations. The results of operations for 1996 were included in the loss on disposal. At March 31, 1996 and June 30, 1996, the Company recorded additional losses on disposal of $150,000 and $355,000 pretax ($93,900 and $207,551 after tax), respectively,  related  to  the  disposal  of  the  CarMart  business.

     On January 15, 1996 and January 31, 1996, the Company closed its retail car lots located in Englewood, Colorado, and Colorado Springs, Colorado, respectively, and transferred the remaining retail inventory to its Aurora, Colorado retail store. Effective March 15, 1996, the Company entered into a sublease agreement on the Englewood, Colorado, and Colorado Springs, Colorado, properties, for the entire lease terms, at an amount approximately equal to the Company's obligation. On May 31, 1996, the Company closed its retail car lot in Aurora, Colorado and entered into a sublease agreement for the entire lease term. The Company intends to liquidate the remaining retail inventory by August 31, 1996. The Company had previously closed its retail car lot in Lakewood, Colorado, on March 15, 1995. All personnel associated with the CarMart operations have been reassigned to other positions within the Company or have been released.

REVENUES
Revenues from the sale of vehicles decreased $2.4 million, or 86%, from $2.8 million in the second quarter of 1995 to $.4 million in the comparable 1996 period. For the six months ended June 30, revenues from the sale of vehicles decreased $5.0 million, or 79%, from $6.3 million in 1995 to $1.3 million in the comparable 1996 period. This decrease was primarily due to the March 15, 1995 closing of the Company's Lakewood, Colorado, retail car lot, the January 1996 closings of the Englewood, Colorado, and Colorado Springs, Colorado, retail car lots and the May 31, 1996 closing of the Aurora, Colorado retail lot.

     Other income, which represents primarily revenue derived from customer repairs performed by the Company's repair shop, decreased $5,000 and $8,000 for the three and six months ended June 30 1996, when compared to the same periods in the prior year.

COSTS  AND  EXPENSES
The cost of vehicles sold decreased $1.1 million, or 74%, from $1.5 million in the second quarter of 1995 to $.4 million in the comparable 1996 period. As a percentage of corresponding vehicle sales, the cost increased from 54% in 1995 to 98% in 1996. For the six months ended June 30, 1996, the cost of vehicles sold decreased $2.3 million, or 68%, from $3.4 million in 1995 to $1.1 million in the comparable 1996 period. As a percentage of corresponding vehicle sales, the cost increased from 54% in 1995 to 83% in 1996.

     The provision for credit losses decreased $.6 million, or 90%, from $.7 million in the second quarter of 1995 to $.1 million in the comparable 1996 period. For the six months ended June 30, the provision for credit losses decreased $1.2 million, or 82%, from $1.5 million in 1995 to $.3 million in the comparable 1996 period. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results for its CarMart portfolio. The decrease in the provision for credit losses was due primarily to the decrease in CarMart sales and associated financing over this period. See the discussion above in Continuing Operations regarding the provision and allowance for credit losses for additional analysis and explanation of the Company's charge-offs, delinquencies and risk model.

     Operating expenses decreased $.5 million, or 62%, from $.8 million in the second quarter of 1995 to $.3 million in the comparable 1996 period. For the six months ended June 30, operating expenses decreased $.8 million, or 53%, from $1.6 million in 1995 to $.8 million in the comparable 1996 period. As a percentage of revenues, operating expenses for the three months ended June 30, increased from 27% in 1995 to 74% in 1996 and for the six months ended June 30, increased from 25% in 1995 to 57% in 1996 These increases were due primarily to the relatively high percentage of fixed to variable overhead costs associated with operating the CarMart business and the general decrease in CarMart sales from 1995 to 1996.

     The Company allocated interest expense of $7,700 and $15,300 to discontinued operations in the three and six months of 1995, respectively. The allocation was based on the ratio of discontinued net assets to consolidated net assets plus consolidated debt.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash flows for the six months ended June 30, 1996 and 1995 are summarized as follows:

                                                       CASH  FLOW  DATA
                                             Six  Months  Ended  June  30,

(dollars in thousands)                                    1996       1995
                                                       --------  ---------
Cash flows provided by (used in):
Operating activities                                   $ 1,147   $  2,838
Investing activities                                    (9,477)   (19,343)
Financing activities                                     6,561     18,675
                                                       --------  ---------
Net increase (decrease) in cash and cash equivalents   $(1,769)  $  2,170
                                                       ========  =========



     The Company's business has been and will continue to be cash intensive. The Company's principal need for capital is to fund cash payments made to Dealers in connection with purchases of installment contracts. These purchases have been financed through the Company's capital, private placement borrowings and cash flows from operations. It is the Company's intent to use its Revolving Note and revolving line of credit, as described in detail below, to provide the liquidity to finance the purchase of installment Contracts. Under the terms of the Revolving Note, approximately 75% to 80% of the face amount of Contracts, in the aggregate, is advanced to the Company for purchasing qualifying Contracts. The balance must be financed through capital.

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

     On November 1, 1994, the Company sold in a private placement unsecured Senior Subordinated Notes (Senior Notes") in the principal amount of $5,000,000 to Rothschild North America, Inc. Interest is due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 are due and payable the first day of January, April, August and October of each year, commencing January 1, 1997. The unpaid principal amount of the Notes, plus accrued and unpaid interest, are due October 1, 1999.

     In November 1994, MF Receivables Corp. I ("MF Receivables") sold, in a private placement, $23,861,823 of 7.6% automobile receivables- backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrue interest at a fixed rate of 7.6% per annum. The Series 1994-A Notes are expected to be fully amortized by March 1998; however, the debt maturities are based on principal payments received on the underlying receivables, which may result in a different final maturity.

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

     As of June 30, 1996, the Series 1994-A Notes, Series 1995-A Note and Series 1995-B Notes and underlying receivables backing those notes were as follows:

                                       Underlying
(dollars in thousands)  Note Balance   Receivable Balance
                        -------------  -------------------
Series 1994-A Notes     $       7,829  $             8,149
Series 1995-A Note             23,715               34,494
Series 1995-B Notes            20,370               23,757
                        -------------  -------------------
Total                   $      51,914  $            66,400
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

     Provision has been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes ("Additional 12% Notes") on or before January 9, 1998, upon such terms and conditions as shall be agreed to between the Company and Black Diamond Advisors, Inc. ("Black Diamond"), one of the initial purchasers.

     On or about June 28, 1996, the Company and Black Diamond entered into a letter agreement conditionally amending their rights and obligations with respect to the Purchase Agreement and Indenture dated January 9, 1996. Subject to shareholder approval, Black Diamond and the Company agreed as follows:

1. The conversion price of the $5,000,000 in principal amount of 12% Notes issued on or about January 9, 1996, shall be fixed at $4.00 per share.

2. The initial conversion price for up to $5,000,000 in principal amount of any Additional 12% Notes which hereafter may be issued shall be $3.00 per share.

3. The period of time during which Black Diamond may exercise the option shall be extended to the later of the date which is 24 months after the Company receives the requisite shareholder approval of the transactions or 24 months after the Company's registration statement relating to its shares of Class A Common Stock issuable upon conversion of the notes becomes effective. Presently, the expiration date of the option is January 9, 1998.

If  the shareholders do not ratify, confirm and approve the transactions, then
(i) the option to purchase $5,000,000 in principal amount of Additional 12% Notes by Black Diamond or its designees shall be deemed to have been exercised on June 28, 1996, and the conversion price shall be $2 7/16 per share, the closing price of the Class A Common Stock on the preceding trading day, and
(ii) the conversion price of the 12% Notes shall be determined as described herein. However, if Black Diamond fails to actually exercise the option to purchase the Additional 12% Notes within 15 days of the receipt of written notice of the disapproval by the shareholders, then the exercise of the option as of June 28, 1996, is deemed to have been revoked and the conversion price of any Additional 12% Notes which may be issued shall be determined as provided in the Indenture. The Company and Black Diamond agreed to diligently and in good faith seek shareholder approval of the transactions and to amend the notes, Purchase Agreement and Indenture to accomplish the intent of the letter agreement.

     In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment of the line of credit consists of all Contracts pledged and all other assets of the Company. Among numerous other loan covenants, the Company generally has agreed to maintain its ratio of liabilities to tangible assets at not more than 3 to 1; that its tangible net worth shall not be less than $19 million; and that its interest coverage ratio (earnings before interest and taxes divided by interest expense) and cash flow ratio (unrestricted cash divided by interest expense) shall not be less than 1.5 to 1 and 2.0 to 1, respectively. On August 7, 1996, the Company borrowed $1.0 million against this line of credit.

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

     In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of August 13, 1996, the Company had repurchased 26,900 shares of Class A Common Stock.

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

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to June 30, 1996.

FUTURE  EXPANSION  AND  STRATEGY

With the closing of the CarMart operations, the Company is now emphasizing the purchase of Contracts from its Dealer Network. The Company's strategic plan for 1996 includes increasing its portfolio of outstanding Contracts through the growth of its Dealer Network.

     At June 30, 1996 the Company purchased Contracts in twenty-one states from approximately 425 active automobile dealers and was being serviced by 17 sales representatives. In 1996, the Company plans to significantly increase its Dealer Network into additional states as well as states within which it currently operates.

     The Company believes that it has adequate capital and warehouse lines of credit to finance its strategic plan for Dealer growth through 1996. The Company's Stockholders' Equity at June 30, 1996, exceeded $21.4 million. In addition, the $5 million of Senior Subordinated Debt issued in early 1996 increased total subordinated debt to over $11.3 million. With over $90 million of AAA rated warehouse lines and a $15 million line of credit from a national bank in place at June 30, 1996, the Company believes it has the financial resources to increase its portfolio of Contracts.

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

                    MONACO FINANCE, INC. AND SUBSIDIARIES

                                 FORM 10-QSB

                         QUARTER ENDED JUNE 30, 1996

                        PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On May 8, 1995, Milton Karsh filed a civil suit in the District Court in and for the City and County of Denver, State of Colorado against the Company, its President, Morris Ginsburg, and its Executive Vice President, Irwin L. Sandler, both of whom are Directors of the Company. The plaintiff alleges breach of contract, breach of fiduciary duty and conversion in connection with the plaintiff's proposed sale of the Class A Common Stock of the Company pursuant to Rule 144 under the Securities Act of 1933. Plaintiff now claims that he sustained approximately $450,000 in damages. The defendants have denied the material allegations of the complaint, have set forth several affirmative defenses, have alleged that the complaint is frivolous and have filed a counterclaim against the plaintiff alleging breach of contract. Mediation has been set for August 14, 1996. If a resoluition is not reached at the mediation, the case will proceed to trial. Trial is scheduled for October 15, 1996, and discovery is in process. The claims are without merit in the opinion of management and will be vigorously defended.

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

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:
     Exhibit 11 - Computation of Net Earnings per Common and Common Equivalent Share
Exhibit  27  -  Financial  Data  Schedule

(b)  Reports  on  Form  8  -  K:
     A Form 8-K dated June 28, 1996 was filed announcing (1) the signing of a letter agreement amending, subject to shareholder approval, the rights and obligations of the Company and Black Diamond Advisors, Inc. with respect to the Purchase Agreement and Indenture dated January 9, 1996; and, (2) the appointment of David M. Ickovic to the Company's Board of Directors.

                                  EXHIBIT 11



                                     MONACO FINANCE, INC. AND SUBSIDIARIES
                                   COMPUTATION OF EARNINGS (LOSS) PER SHARE
                           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                 THREE  MONTHS           SIX  MONTHS  1996
                                                                ENDED  JUNE  30,           ENDED  JUNE  30,
                                                               1996         1995          1996         1995
                                                            -----------  -----------  ------------  -----------

EARNINGS (LOSS) PER SHARE - PRIMARY AND FULLY DILUTED
NET EARNINGS (LOSS)
- ----------------------------------------------------------
Income (loss) from continuing operations                    $ (520,981)  $  324,418   $  (914,776)  $  496,484
(Loss) from discontinued operations                                  -     (109,153)            -     (157,796)
(Loss) on disposal of discontinued business                   (207,551)           -      (301,451)           -
                                                            -----------  -----------  ------------  -----------
Net income (loss)                                           $ (728,532)  $  215,265   $(1,216,227)  $  338,688
                                                            ===========  ===========  ============  ===========
AVERAGE SHARES OUTSTANDING
- ----------------------------------------------------------
Weighted average shares outstanding                          6,957,329    4,943,809     6,964,054    4,887,523
Shares issuable from assumed exercise of stock options (a)          (b)     248,013            (b)     249,711
Shares issuable from assumed exercise of underwriters'
units (a)                                                           (b)      41,694            (b)      44,937
Shares issuable from assumed exercise of stock
warrants (a)                                                        (b)          (b)           (b)          (b)
                                                            -----------  -----------  ------------  -----------
Common stock and common stock equivalents - primary          6,957,329    5,233,516     6,964,054    5,182,171
Additional dilutive effect of assumed exercise of
  stock options                                                     (b)      42,497            (b)      21,248
Additional dilutive effect of assumed exercise of
  stock warrants                                                    (b)      32,471            (b)      16,236
Additional dilutive effect of assumed exercise of
  underwriters' units                                               (b)      56,020            (b)      28,010
Shares issuable from assumed conversion of 7%
 subordinated debt (c)                                              (b)          (b)           (b)          (b)
                                                            -----------  -----------  ------------  -----------
Common stock and common stock equivalents - fully
diluted                                                      6,957,329    5,364,504     6,964,054    5,247,665
                                                            ===========  ===========  ============  ===========
EARNINGS (LOSS)PER SHARE - PRIMARY
- ----------------------------------------------------------
Income (loss) from continuing operations                    $    (0.07)  $     0.06   $     (0.13)  $     0.10
(Loss) from discontinued operations                                  -        (0.02)            -        (0.03)
(Loss) on disposal of discontinued business                      (0.03)           -         (0.04)           -
                                                            -----------  -----------  ------------  -----------
Net income (loss) per share                                 $    (0.10)  $     0.04   $     (0.17)  $     0.07
                                                            ===========  ===========  ============  ===========

EARNINGS (LOSS)PER SHARE - FULLY DILUTED
- ----------------------------------------------------------
Income (loss) from continuing operations                    $    (0.07)  $     0.06   $     (0.13)  $     0.09
(Loss) from discontinued operations                                  -        (0.02)            -        (0.03)
(Loss) on disposal of discontinued business                      (0.03)           -         (0.04)           -
                                                            -----------  -----------  ------------  -----------
Net income (loss) per share                                 $    (0.10)  $     0.04   $     (0.17)  $     0.06
                                                            ===========  ===========  ============  ===========

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



                                                        MONACO  FINANCE,  INC.


Date:  August  14,  1996
                                                    By:  /s/  Morris  Ginsburg
                                                    --------------------------
                                                              Morris  Ginsburg
                                                                     President

                                                   By:  /s/  Craig  L.  Caukin
                                                   ---------------------------
                                                            Craig  L.  Caukin,
                                                    Executive  Vice  President

                                              By:  /s/  Michael  H.  Feinstein
                                              --------------------------------
                                                       Michael  H.  Feinstein,
                                                     Chief  Financial  Officer