Form 10QSB
period 1996-09-30
MONACO FINANCE INC
filed 1996-11-14
CIK 865830

FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: SEPTEMBER 30, 1996

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


Number of shares outstanding of the Issuer's Common Stock, as of September 30, 1996:

Class  A  Common  Stock,  $.01  par  value:  5,648,379  shares
Class  B  Common  Stock,  $.01  par  value:  1,323,715  shares

Total  number  of  pages  is  34.

                                    <1>

                    MONACO FINANCE, INC. AND SUBSIDIARIES

                                 FORM 10-QSB

                       QUARTER ENDED SEPTEMBER 30, 1996

                                    INDEX

                                                                      PAGE NO.
PART  I  -  FINANCIAL  INFORMATION
Consolidated  Statements  of  Operations  for  the  three  months
                           ended September 30, 1996 and 1995 (unaudited)     3
Consolidated  Statements  of  Operations  for  the  nine  months
                           ended September 30, 1996 and 1995 (unaudited)     4
Consolidated  Balance  Sheets  at  September  30,  1996
                                       (unaudited) and December 31, 1995     5
Consolidated  Statement  of  Stockholders'  Equity  for  the
                        nine months ended September 30, 1996 (unaudited) 6 Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 1996 and 1995 (unaudited)     7
               Notes to Consolidated Financial Statements (unaudited) 8-18 Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations     19-29
                                         PART II - OTHER INFORMATION     30-31
EXHIBIT  11  -  Computation  of  Net  Earnings  (Loss)  per
                                     Common and Common Equivalent Share     32
                                   EXHIBIT 27 - Financial Data Schedule     33
                                                              SIGNATURE     34




                                    <2>

                        PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                      MONACO FINANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                             Three  months  ended  September  30,
                                                            1996         1995
                                                        ------------  -----------

REVENUES:
Interest                                                $ 3,526,382   $3,439,802
Other income                                                  1,273       51,139
                                                        ------------  -----------
     Total revenues                                       3,527,655    3,490,941
COSTS AND EXPENSES:
Provision for credit losses (Note 2)                        207,691      406,107
Operating expenses                                        3,144,104    1,720,188
Interest expense (Notes 3 and 5)                          1,231,859    1,008,935
     Total costs and expenses                             4,583,654    3,135,230
                                                        ------------  -----------
Income (loss) from continuing operations before taxes    (1,055,999)     355,711
Income tax expense (benefit) (Note 7)                      (394,944)     133,035
                                                        ------------  -----------
Income (loss) from continuing operations                   (661,055)     222,676
(Loss) from discontinued operations,
   net of applicable income taxes (Notes 7 and 8)                 -      (86,273)
                                                        ------------  -----------
Net income (loss)                                         ($661,055)  $  136,403
                                                        ============  ===========
EARNINGS (LOSS) PER SHARE (NOTES 1 AND 6):
Income (loss) from continuing operations                     ($0.09)  $     0.04
(Loss) from discontinued operations                               -        (0.02)
                                                        ------------  -----------
Net income (loss) per common and common equivalent
     share                                                   ($0.09)  $     0.02
                                                        ============  ===========
Weighted average number of shares outstanding             6,961,737    5,549,154


     See  notes  to  consolidated  financial  statements.




                                    <3>



                                MONACO FINANCE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                             (UNAUDITED)







                                                                       Nine months ended September 30,
                                                                     ---------------------------------
                                                                      1996                    1995
                                                        ---------------------------------  -----------

REVENUES:
Interest                                                $                      9,951,985   $9,224,571
Other income                                                                      34,696       95,415
                                                        ---------------------------------  -----------
     Total revenues                                                            9,986,681    9,319,986
COSTS AND EXPENSES:
Provision for credit losses (Note 2)                                             756,215    1,290,496
Operating expenses                                                             8,393,480    4,229,649
Interest expense (Notes 3 and 5)                                               3,354,288    2,651,024
                                                        ---------------------------------  -----------
     Total costs and expenses                                                 12,503,983    8,171,169
                                                        ---------------------------------  -----------
Income (loss) from continuing operations before taxes                         (2,517,302)   1,148,817
Income tax expense (benefit) (Note 7)                                           (941,471)     429,657
                                                        ---------------------------------  -----------
Income (loss) from continuing operations                                      (1,575,831)     719,160
(Loss) from discontinued operations,
   net of applicable income taxes (Notes 7 and 8)                                      -     (244,069)
(Loss) on disposal of discontinued business,
   net of applicable income taxes (Notes 7 and 8)                               (301,451)           -
                                                        ---------------------------------  -----------
Net income (loss)                                                            ($1,877,282)  $  475,091
                                                        =================================  ===========
EARNINGS (LOSS) PER SHARE (NOTES 1 AND 6):
Income (loss) from continuing operations                                          ($0.23)  $     0.14
(Loss) from discontinued operations                                                    -        (0.05)
(Loss) on disposal of discontinued business                                        (0.04)           -
                                                        ---------------------------------  -----------
Net income (loss) per common and common equivalent
     share                                                                        ($0.27)  $     0.09
                                                        =================================  ===========
Weighted average number of shares outstanding                                  6,963,282    5,304,498



See  notes  to  consolidated  financial  statements.





                                    <4>

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                         CONSOLIDATED BALANCE SHEETS
                                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                                                                                            September 30, 1996
                                                                          (unaudited)       December 31, 1995
                                                                      --------------------  ------------------

ASSETS
Cash and cash equivalents                                             $         2,338,552   $        7,247,670
Restricted cash                                                                 4,954,804            3,694,886
Automobile receivables - net (Notes 2 and 5)                                   84,078,768           60,668,324
Repossessed vehicles held for sale (Note 1)                                     2,187,648            2,460,782
Income tax receivable (Note 7)                                                    377,147               23,608
Deferred income taxes (Note 7)                                                    630,690               42,758
Furniture and equipment, net of accumulated depreciation
   of $1,227,119 (1996) and $701,487 (1995)                                     2,035,307            1,615,428
Net assets of discontinued operations (Note 8)                                    437,498            1,838,392
Other assets                                                                    1,679,698            1,759,253
                                                                      --------------------  ------------------
Total assets                                                          $        98,720,112   $       79,351,101
                                                                      ====================  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $           937,470   $          453,240
Accrued expenses and other liabilities                                            407,485               93,151
Notes payable (Note5)                                                           3,000,000                    -
Convertible subordinated debt (Note 5)                                          1,385,000            1,385,000
Senior subordinated debt (Note 5)                                               5,000,000            5,000,000
Convertible senior subordinated debt (Note 5)                                   5,000,000                    -
Automobile receivables-backed notes (Note 5)                                   62,179,770           49,670,127
                                                                      --------------------  ------------------
Total liabilities                                                              77,909,725           56,601,518
Commitments and contingencies (Note 4)
Stockholders' equity (Note 6)
Preferred stock; no par value, 5,000,000 shares authorized,
   none issued or outstanding                                                           -                    -
Class A common stock, $.01 par value; 17,750,000 shares authorized,
    5,648,379 shares (1996) and  5,672,279 shares (1995) issued                    56,484               56,723
Class B common stock, $.01 par value; 2,250,000  shares authorized,
   1,323,715 shares (1996) and 1,306,000 shares (1995) issued                      13,237               13,060
Additional paid-in capital                                                     22,066,089           22,127,941
Retained earnings (deficit)                                                    (1,325,423)             551,859
     Total stockholders' equity                                                20,810,387           22,749,583
                                                                      --------------------  ------------------
     Total liabilities and stockholders' equity                       $        98,720,112   $       79,351,101
                                                                      ====================  ==================




See  notes  to  consolidated  financial  statements.





                                    <5>

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                    (UNAUDITED)


                                     Class  A              Class  B       Additional      Retained
                                  Common  Stock          Common  Stock      Paid-in-       Earnings
                                Shares     Amount     Shares     Amount     Capital       (Deficit)       Total
                              ----------  --------  ----------  --------  ------------  -------------  ------------

Balance - December 31, 1995   5,672,279   $56,723   1,306,000   $13,060   $22,127,941   $    551,859   $22,749,583

Purchase of treasury stock      (26,900)     (269)          -         -       (84,845)             -       (85,114)

Conversion of shares              3,000        30      (3,000)      (30)            -              -             0

Treasury stock adjustment             -         -      20,715       207        22,993              -        23,200

Net (loss) for the year               -         -           -         -             -     (1,877,282)   (1,877,282)
                              ----------  --------  ----------  --------  ------------  -------------  ------------

Balance - September 30, 1996  5,648,379   $56,484   1,323,715   $13,237   $22,066,089    ($1,325,423)  $20,810,387
                              ==========  ========  ==========  ========  ============  =============  ============



     See  notes  to  consolidated  financial  statements.



                                    <6>

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                           (unaudited)
                                                              Nine  Months  ended  September  30,
                                                              -----------------------------------
Cash flows from operating activities:                                        1996           1995
-------------------------------------------------------------------  -------------  -------------
   Net income (loss)                                                  ($1,575,831)  $    719,160
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation                                                        415,731        238,344
      Provision for credit losses                                         756,215      1,290,496
      Amortization of excess interest                                   2,433,827        938,410
      Amortization of other assets                                        559,670        346,300
     Other                                                                 28,474         55,799
                                                                     -------------  -------------
                                                                        2,618,086      3,588,509
   Changes in assets and liabilities:
      Receivables                                                      (1,007,265)    (1,009,358)
      Prepaid expenses                                                   (227,847)      (152,054)
      Accounts payable                                                    499,256       (102,018)
      Accrued liabilities and other                                      (644,862)      (315,905)
      Income taxes payable                                                      -       (307,673)
                                                                     -------------  -------------
   Net cash flows provided by continuing operations                     1,237,368      1,701,501
   Net cash flows provided by discontinued operations                   1,022,939      3,019,363
                                                                     -------------  -------------
   Net cash provided by operating activities                            2,260,307      4,720,864
                                                                     -------------  -------------
Cash flows from investing activities:
-------------------------------------------------------------------
   Retail installment sales contracts - purchased                     (52,535,178)   (34,427,543)
   Retail installment sales contracts - originated                     (1,519,376)    (9,316,859)
   Proceeds from payments on contracts - purchased                     24,715,293     13,365,319
   Proceeds from payments on contracts - originated                     4,001,449      4,629,701
   Purchase of furniture and equipment                                   (757,241)      (854,506)
                                                                     -------------  -------------
Net cash (used in) investing activities                               (26,095,053)   (26,603,888)
                                                                     -------------  -------------
Cash flows from financing activities:
-------------------------------------------------------------------
   Net borrowings under line of credit                                  3,000,000     (3,090,000)
   Net (increase) in restricted cash                                   (1,259,918)    (1,919,622)
   Borrowings on asset-backed notes                                    37,746,134     42,326,219
   (Repayments) on asset-backed notes                                 (25,236,491)   (12,794,979)
   Proceeds from issuance of convertible senior subordinated notes      5,000,000              -
   Proceeds from exercise of warrants                                           -         12,000
   Increase in debt issue and conversion costs                           (265,055)    (1,295,716)
   Purchase of treasury stock and other adjustments                       (59,042)             -
                                                                     -------------  -------------
Net cash provided by financing activities                              18,925,628     23,237,902
                                                                     -------------  -------------
Net increase (decrease) in cash and cash equivalents                   (4,909,118)     1,354,878
Cash and cash equivalents, January 1                                    7,247,670         26,587
                                                                     -------------  -------------
Cash and cash equivalents, September 30                              $  2,338,552   $  1,381,465
                                                                     =============  =============
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                            $  3,213,576   $  2,501,680
                                                                     =============  =============
   Cash paid during the year for income taxes                        $      1,455   $  1,006,641
                                                                     =============  =============


Non-cash  investing  and  financing  activities:
     In  the first and third quarters of  1995, $770,000 and $460,000, respectively, (net of debt issue  costs)  of  7%
Convertible  Subordinated  Notes  (see  Note  5)  were  converted  into  225,147  and  134,500, respectively,  shares  of
Class  A  Common  Stock.
In  May  1996,  the  Company  issued a note for $107,407 for the sale of furniture and equipment.
See  notes  to  consolidated  financial  statements.


                                    <7>

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

INTERIM  UNAUDITED  FINANCIAL  STATEMENTS

Information with respect to September 30, 1996 and 1995, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results  of  the  entire  year.

REPOSSESSED  VEHICLES  HELD  FOR  RESALE

At September 30, 1996 and December 31, 1995, the approximate number of repossessed vehicles held for resale was 617 and 658, respectively. Included are vehicles held for resale, vehicles which have been sold for which payment has not been received and unlocated vehicles (skips), the value for which may be reimbursed from insurance.

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

                                    <8>

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



NOTE  2  -  AUTOMOBILE  RECEIVABLES

     Automobile  Receivables  consist  of  the  following:



                                     September 30,    December 31,
                                         1996             1995
                                    ---------------   ------------

Automobile Receivables
Retail installment sales contracts  $   82,357,891   $  62,202,136
Other                                      931,599         795,304
Excess interest receivable               6,422,332       3,312,635
Accrued interest                         1,091,112       1,020,166
                                    ---------------  -------------
Total finance receivables               90,802,934      67,330,241
Allowance for credit losses             (6,724,166)     (6,661,917)
                                    ---------------  -------------
Automobile receivables - net        $   84,078,768   $  60,668,324
                                    ===============  =============




At September 30, 1996, the accrual of interest income was suspended on $213,420 of principal amount of retail installment sales contracts that were contractually delinquent for ninety days or more.

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

The allowance for credit losses, as presented below, has been established utilizing data obtained from the Company's risk models and is continually reviewed and adjusted in order to maintain the allowance at a level which, in the opinion of management, provides adequately for current and, possibly, certain future losses that may develop in the present portfolio. A provision for credit losses is charged to earnings in an amount sufficient to maintain the allowance. This allowance is reported as a reduction to Automobile Receivables.




                                                Allowance for
                                                Credit Losses
                                               ---------------

Balance as of December 31, 1995                $    6,661,917
Provision for credit losses                         1,029,846
Unearned interest income                            5,543,524
Unearned discounts                                  3,227,718
Retail installment sale contracts charged off     (18,087,456)
Recoveries                                          8,348,617
                                               ---------------
Balance as of  September 30, 1996              $    6,724,166
                                               ===============




The provision for credit losses is based on estimated losses on all Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and for all Contracts originated by CarMart which have been and will continue to be provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis.

                                    <9>

Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Subsequent receipts of excess interest are applied to reduce excess interest receivable. For the three and nine months ended September 30, 1996, $1,111,321 and $2,433,827 of excess interest income, respectively, was amortized against excess interest receivable.

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

NOTE  4  -  COMMITMENTS  &  CONTINGENCIES

CONTINGENCIES

On May 8, 1995, Milton Karsh filed a civil suit in the District Court in and for the City and County of Denver, State of Colorado against the Company, its President, Morris Ginsburg, and its Executive Vice President, Irwin L. Sandler, both of whom are Directors of the Company. The plaintiff alleged breach of contract, breach of fiduciary duty and conversion in connection with the plaintiff's proposed sale of the Class A Common Stock of the Company pursuant to Rule 144 under the Securities Act of 1933. Plaintiff claimed that he sustained approximately $450,000 in damages. The defendants denied the material allegations of the complaint, set forth several affirmative defenses, alleged that the complaint was frivolous and filed a counterclaim against the plaintiff alleging breach of contract. Mediation had been set for August 14, 1996.

In August 1996, the parties settled the above lawsuit. Under the settlement, the Company agreed to retain the plaintiff as a consultant for the period of three years, to reimburse the plaintiff's attorney fees and to release and abandon any claim to ownership or option to acquire 20,715 shares of Class B Common Stock owned by the plaintiff.

The Company has agreed to pay all litigation costs, including fees, and to indemnify the directors to the maximum extent provided by Colorado law, as stated in the Company's By-laws.

LOANS  IN  FUNDING

As of September 30, 1996 there were no open commitments to extend credit through the normal course of business.


                                    <10>

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





                                     Class A
                                   Common Stock
Conversion Date  Notes Converted      Issued
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

                                    <11>

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

As of September 30, 1996, the Series 1994-A Notes, Series 1995-A Note and the Series 1995-B Notes and underlying receivables backing those notes were as follows:





                                    Underlying
                                    Receivable
                     Note Balance     Balance
                     -------------  -----------

Series 1994-A Notes  $   6,072,545  $ 6,296,868
Series 1995-A Note      39,220,419   51,363,299
Series 1995-B Notes     16,886,806   19,100,595
                     -------------  -----------
TOTAL                $  62,179,770  $76,760,762
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

                                    <12>

2. The initial conversion price for up to $5,000,000 in principal amount of any Additional 12% Notes which hereafter may be issued shall be $3.00 per share.

3. The period of time during which Black Diamond may exercise the option shall be extended to the later of the date which is 24 months after the Company receives the requisite shareholder approval of the transactions or 24 months after the Company's registration statement relating to its shares of Class A Common Stock issuable upon conversion of the notes becomes effective. Accordingly, the expiration date of the option is September 10, 1998.

At the Annual Shareholders' Meeting held on September 10,1996, the shareholders voted to so ratify the amended Purchase Agreement and Indenture dated January 9, 1996.

REVOLVING  LINE  OF  CREDIT  -  LASALLE  NATIONAL  BANK

In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank ("LaSalle")providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment consists of all Contracts pledged and all other assets of the Company. Among numerous other loan covenants, the Company generally has agreed to maintain its ratio of liabilities to tangible assets at not more than 3 to 1; that its tangible net worth shall not be less than $19 million; and that its interest coverage ratio (earnings before interest and taxes divided by interest expense) and cash flow ratio (unrestricted cash divided by interest expense) shall not be less than 1.5 to 1 and 2.0 to 1, respectively. At September 30,
1996, the Company was in violation of a loan covenant which LaSalle has agreed to amend. As of September 30, 1996, the Company had borrowed $3.0 million against this line of credit.

NOTE  6  -  STOCKHOLDERS'  EQUITY

COMMON  STOCK

The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B common stock is entitled to three votes while each share of Class A common stock is entitled to one vote.

STOCK  OPTION  PLANS

During the nine months ended September 30, 1996, there were 272,500 stock options granted at an exercise price of $1.875, 98,000 stock options were cancelled and no stock options were exercised under the Company's stock option plan.

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

                                    <13>

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



                                    <14>

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

A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:



                                              Three  Months          Nine  Months
                                           Ended September  30,   Ended September  30,
                                            1996        1995        1996        1995
                                        ------------  --------  ------------  --------

Pretax income (loss) - continuing and
  discontinued operations               $(1,055,999)  $217,896  $(3,022,302)  $758,931
                                        ============  ========  ============  ========
Federal tax expense (benefit)
   at statutory rate - 34%              $  (359,040)  $ 74,085  $(1,027,583)  $258,037
State income tax expense (benefit)          (35,904)     7,408     (117,437)    25,803
                                        ------------  --------  ------------  --------
Income tax expense (benefit)            $  (394,944)  $ 81,493  $(1,145,020)  $283,840
                                        ============  ========  ============  ========




     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of September 30, 1996, were as follows:






Deferred tax assets:
Loss on disposal of CarMart              $    10,660
Federal and State NOL tax carry-forward    3,619,998
Other                                         60,082
                                         ------------
Total deferred tax assets                  3,690,740
                                         ------------
Deferred tax liabilities:
Depreciation                                 (86,094)
Allowances and Loan Origination Fees      (2,589,811)
Other                                         (6,447)
                                         ------------
Total deferred tax liability              (2,682,352)
                                         ------------
Net deferred tax asset                   $ 1,008,388
                                         ============






                                    <15>

NOTE  8  -  DISCONTINUED  OPERATIONS

In February 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations. In April 1996, the Company extended the expected disposal date of the CarMart business from April 30, 1996 to May 31, 1996. The CarMart business ceased operations on
     May  31,  1996.

On January 15, 1996 and January 31, 1996, the Company closed its retail car lot in Englewood, Colorado and Colorado Springs, Colorado, respectively, and transferred the remaining retail inventory to its Aurora, Colorado retail store. Effective March 15, 1996, the Company entered into a sublease agreement on both properties for the entire lease terms at an amount approximately equal to the Company's obligation. On May 31, 1996, the Company closed its retail car lot in Aurora, Colorado and entered into a sublease agreement for the entire lease term. As of October 17, 1996, the remaining inventory at the Aurora, Colorado store had been liquidated.

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

The results of operations of the CarMart business for 1995 are included in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations" and includes:






                                                          For the Three Months        For the Nine  Months
                                                          Ended September 30, 1995    Ended September 30, 1995
                                                          --------------------------  --------------------------
 Revenues                                                 $               2,820,905   $               9,096,438
Total costs and expenses                                                  2,958,720                   9,486,324
                                                          --------------------------  --------------------------
(Loss) from discontinued operations before income taxes                    (137,815)                   (389,886)
Income tax (benefit)                                                        (51,542)                   (145,817)
                                                          --------------------------  --------------------------
(Loss) from discontinued operations                       $                 (86,273)  $                (244,069)
                                                          ==========================  ==========================




The Company allocated interest expense and associated direct costs of $9,083 and $27,253 to discontinued operations in the three and nine months ended September 30, 1995, respectively. The allocations were based on the ratio of discontinued net assets to consolidated net assets plus consolidated debt.

The loss on the disposition of the CarMart business has been accounted for as discontinued operations. In March 1996 and September 30, 1996, the Company recorded additional pretax charges of $150,000 and $355,000 ($93,900 and $207,551 after tax), respectively, related to the estimated 1996 loss from operations of CarMart.

     The components of the loss on disposal of the CarMart business were based on reasonable estimates and assumptions that Management believes are adequate, however, actual amounts may differ from these estimates.

                                    <16>

     Summarized balance sheet data for the discontinued CarMart operations is as follows:





                                       September 30,   December 31,
                                                 1996           1995
                                       --------------  -------------
Assets
-------------------------------------
Vehicles held for sale                 $       41,175  $     966,830
Income tax receivable                          11,050        948,150
Deferred tax asset                            377,698        174,148
Furniture and equipment, net                        -        269,563
Other receivables                              12,067         83,710
Other assets                                        -         58,746
                                       --------------  -------------
Total assets                           $      441,990  $   2,501,147
                                       ==============  =============
Liabilities
-------------------------------------
Accounts payable and accrued expenses  $        4,492  $     662,755
                                       --------------  -------------
Total liabilities                      $        4,492  $     662,755
                                       ==============  =============
Net assets of discontinued operations  $      437,498  $   1,838,392
                                       ==============  =============






NOTE  9  -  SUBSEQUENT  EVENTS

On October 29, 1996, the Company entered into a Securities Purchase Agreement with Pacific USA Holdings Corp. ("Pacific") whereby Pacific agreed to purchase a total of 3,800,000 shares of the Company's Class A Common Stock for a cash purchase price of $3.25 per share, or total consideration of $12,350,000. In connection with the purchase of Class A Common Stock, Pacific received for no additional consideration a five-year warrant to purchase 6,000,000 additional shares of Class A Common Stock at exercise prices ranging from $4.50 to $7.00 per share, which warrant will be effective as of the closing of the transaction contemplated by the Securities Purchase Agreement. For financial reporting purposes, the Company will be required to allocate a portion of the purchase price for the Class A Common Stock to the warrant. Pacific or its affiliates are entitled to receive a 3.0% commission in connection with the purchase of the 3,800,000 shares of Class A Common Stock pursuant to the Securities Purchase Agreement.

In connection with the Securities Purchase Agreement, Pacific received a three-year option to purchase a total of 830,000 shares of the Company's outstanding Class B Common Stock beneficially owned by Morris Ginsburg and Irwin Sandler, executive officers of the Company, at an exercise price of $4.00 per share. Pursuant to the Option Agreement, which is effective as of the closing under the Securities Purchase Agreement, Messrs. Ginsburg and Sandler have the right to require Pacific to purchase such shares in two equal installments on the first and second anniversaries of closing and have granted to Pacific an irrevocable proxy with respect to such shares. Also, in connection with the Securities Purchase Agreement, Messrs. Ginsburg and Sandler entered into new employment agreements with the Company, which agreements will replace such officers' existing employment agreements effective as of the closing.

Concurrently with the execution of the Securities Purchase Agreement, the Company entered into a Loan Agreement with Pacific whereby Pacific loaned the Company $3.0 million on November 1, 1996. The loan is required to be repaid with the proceeds of the issuance of Class A Common Stock under the Securities Purchase Agreement.

Pursuant to the Securities Purchase Agreement, the Company has agreed, among other things, to elect designees of Pacific to a majority of the seats on the Company's Board of Directors effective as of the closing. Consummation of the transactions contemplated by the Securities Purchase Agreement may be deemed to result in a change in control of the Company.

                                    <17>

Consummation of the transactions contemplated by the Securities Purchase Agreement is subject to numerous conditions customary in transactions of this type, including approval by a special committee of the Company's Board of Directors comprised of non-employee directors, receipt of a fairness opinion from an independent financial advisor and the approval of the Company's stockholders at a special meeting expected to be held in December 1996. Messrs. Ginsburg and Sandler have agreed to vote all shares beneficially owned by them in favor of approval of the Securities Purchase Agreement.

The foregoing description of the Securities Purchase Agreement, Stock Purchase Warrant, Shareholder Option Agreement, Executive Employment Agreements and Loan Agreement is qualified in its entirety by the texts of such agreements.


                                    <18>

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company's revenues and net income from continuing operations primarily are derived from interest income generated from its loan portfolio. The Company's loan portfolio consists of Contracts purchased from the Dealer Network as well as Contracts financed from vehicle sales at the Company's Dealerships. The average discount on all Contracts purchased pursuant to discounted Finance Programs during the nine months ended September 30, 1996 and 1995 was approximately 7% and 21%, respectively. The Company services all of the loans that it owns. The loan portfolio carries a contract annual percentage rate of interest that averages approximately 24%, before discounts, and has an original weighted average term of approximately 48 months. The average amount financed per Contract for the nine months ended September 30, 1996 and 1995 was approximately $10,175 and $8,437, respectively.

RESULTS  OF  OPERATIONS

OVERVIEW


                                                                                INCOME  STATEMENT  DATA
                                                                         Three  Months              Nine  Months
                                                                      Ended  September  30,     Ended  September  30,
(dollars in thousands, except per share amounts)                         1996         1995         1996         1995
                                                                   -----------  -----------  ----------   -----------
Total revenues                                                     $    3,528   $    3,491   $    9,987   $    9,320
Total costs and expenses                                           $    4,584   $    3,135   $   12,504   $    8,171
Income (loss) from continuing operations before income taxes       $   (1,056)  $      356   $   (2,517)  $    1,149
Income tax expense (benefit)                                       $     (395)  $      133   $     (941)  $      430
Income (loss) from continuing operations                           $     (661)  $      223   $   (1,576)  $      719
(Loss) from discontinued operations, net of income taxes                    -   $      (87)           -   $     (244)
(Loss) on disposal of discontinued business, net of income taxes            -            -   $     (301)           -
Net income (loss)                                                  $     (661)  $      136   $   (1,877)  $      475
Net income (loss) per share                                        $    (0.09)  $     0.02   $    (0.27)  $     0.09
Weighted average number of shares outstanding                       6,961,737    5,549,154    6,963,282    5,304,498








          BALANCE  SHEET  DATA




                             September 30, 1996    December 31, 1995
                             --------------------  ------------------
(dollars in thousands)
Total assets                 $            98,720   $           79,351
Total liabilities            $            77,910   $           56,601
Retained earnings (deficit)  $            (1,325)  $              552
Stockholders' equity         $            20,810   $           22,750






                                    <19>

The Company's revenues increased 1% from just under $3.5 million in the third quarter of 1995 to just over $3.5 million in the comparable 1996 period. Net income (loss) from continuing operations for the quarter decreased from $.2 million in 1995 to $(.7) million in 1996. Earnings (loss) per share from continuing operations for the 1996 quarter were $ (0.09), based on 7.0 million weighted average shares outstanding, compared with $0.04 per share, based on
5.5 million weighted average shares outstanding, for 1995. Net income (loss) for the quarter decreased from $.1 million in 1995 to $(0.7) million in 1996, while net income (loss) per share decreased from $0.02 in 1995 to $(0.09) in 1996, primarily due to a $.9 million decrease in income from continuing operations.

For the nine months ended September 30, the Company's revenues increased 7% from $9.3 million in 1995 to $10.0 million in 1996. Net income (loss) from continuing operations for the nine months ended September 30, decreased from $.7 million in 1995 to $(1.6) million in 1996. Earnings (loss) per share from continuing operations for 1996 were $(0.23), based on 7.0 million weighted average shares outstanding, compared with $0.14 per share, based on 5.3 million weighted average shares outstanding, for 1995. Net income (loss) for the nine months ended September 30, decreased from $.5 million in 1995 to $(1.9) million in 1996, while net income (loss) per share decreased from $0.09 in 1995 to $(0.27) in 1996, primarily due to a $2.3 million decrease in income from continuing operations.

CONTINUING  OPERATIONS


     SELECTED  OPERATING  DATA
                                           Three Months Ended  Nine months Ended
                                              September 30,     September 30,
(dollars in thousands, except where noted)     1996     1995      1996     1995
                                            --------  -------  --------  -------
Interest income                             $ 3,527   $3,440   $ 9,952   $9,225
Other income                                $     1   $   51   $    35   $   95
Provision for credit losses                 $   208   $  406   $   756   $1,290
Operating expenses                          $ 3,144   $1,720   $ 8,394   $4,230
Interest expense                            $ 1,232   $1,009   $ 3,354   $2,651
Operating expenses as a % of
average gross receivables                       4.2%     2.8%     12.3%     7.8%
Contracts from Dealer Network                 2,353    1,281     5,059    4,012
Contracts from Company Dealerships                -      353       148    1,178
                                            --------  -------  --------  -------
Total contracts                               2,353    1,634     5,207    5,190
Average amount financed (dollars)           $11,055   $8,209   $10,175   $8,437




REVENUES
Total revenues for the quarter ended September 30, 1996 increased $37,000 when compared to the same period in 1995, primarily due to the increase in interest income, which increased 3%, or $87,000, from 1995 to 1996. Total revenues for the nine months ended September 30, 1996 increased $.7 million when compared to the same period in 1995 primarily due to the increase in interest income, which increased 8% from $9.2 million in 1995 to $10.0 million in 1996. This increase was due to greater interest income generated from the 29% increase in the Company's loan portfolio from $63.7 million at September 30, 1995, to $82.4 million at September 30, 1996, offset by the amortization of excess interest as explained in Note 2 of the Notes to Consolidated Financial Statements.

The most significant aspect of the growth in the Company's loan portfolio is attributable to loans generated from the Dealer Network. The number of contracts generated from the Dealer Network increased 84% from 1,281 in the third quarter of 1995 to 2,353 in the comparable 1996 period. The dollar value of the Dealer Contracts generated increased $15.2 million, or 142%, from $10.8 million in the third quarter of 1995 to $26.0 million in the comparable 1996 period. The number of contracts generated from the Dealer Network increased 26% from 4,012 for the nine months ended September 30, 1995 to 5,059 in the comparable 1996 period. The dollar value of the Dealer Contracts generated increased $16.8 million, or 48%, from $35.1 million in the first nine months of 1995 to $51.9 million in the comparable 1996 period.


                                    <20>

The number of loan originations from the CarMart operations decreased 100% from 353 in the third quarter of 1995 to 0 in the comparable 1996 period, due to the closing of the CarMart operations on May 31, 1996. The dollar value of the Contracts generated in the third quarter of 1995 was $2.6 million. For the nine months ended September 30, the number of loan originations from the CarMart operations decreased 87% from 1,178 in 1995 to 148 in the comparable 1996 period. The dollar value of these Contracts decreased $7.5 million, or 88%, from $8.6 million in the first nine months of 1995 to $1.1 million in the comparable 1996 period. The decrease in Contacts mainly was due to the March 31, 1995 closing of the Company's Lakewood, Colorado, retail store, the January 1996 closings of the Englewood, Colorado, and Colorado Springs, Colorado, retail stores, the May 31, 1996 closing of the Aurora, Colorado, retail store and the Company's continued focus in 1996 on the expansion of the Dealer Network.

The total number of Contracts generated by the Company increased 44% from 1,634 in the third quarter of 1995 to 2,353 in the comparable 1996 period. The dollar value of these Contracts increased $12.6 million, or 94%, from $13.4 million in the third quarter of 1995 to $26.0 million in the comparable 1996 period. The average amount financed increased 35% from $8,209 in the third quarter of 1995 to $11,055 in the comparable 1996 period. For the nine months ended September 30, the total number of Contracts generated by the Company increased 0.3% from 5,190 in 1995 to 5,207 in the comparable 1996 period. The dollar value of these Contracts increased $9.2 million, or 21%, from $43.8 million in the first nine months of 1995 to $53.0 million in the comparable 1996 period. The average amount financed increased 21% from $8,437 in the first nine months of 1995 to $10,175 in the comparable 1996 period. The average discount on all Contracts purchased pursuant to the discounted Finance Programs decreased from 20% in the third quarter of 1995 to 8% in the comparable 1996 period and from 21% in the first nine months of 1995 to 9% in the comparable 1996 period. The increase in the average amount financed and the decrease in the purchase discount were primarily due to new Finance Programs introduced in 1995 and 1996 and more selective buying, with the intent to reduce credit loses, beginning in the third quarter of 1996.

At September 30, 1995 and September 30, 1996, approximately $13.7 million, or 22%, and $6.1 million, or 7%, of the Automobile Receivables loan portfolio were generated from the CarMart operations, respectively.

Other income decreased $50,000 from $51,000 in the third quarter of 1995 to $1,000 in the comparable 1996 period and decreased $60,000 from $95,000 for the first nine months of 1995 to $35,000 in the comparable 1996 period due primarily to a decrease in insurance servicer income.


COSTS  AND  EXPENSES
  The provision for credit losses decreased $.2 million, or 49%, from $.4 million in the quarter ended September 30, 1995 to $.2 million in the comparable 1996 period. For the nine months ended September 30, the provision for credit losses decreased $.5 million, or 41%, from $1.3 million in the first nine months of 1995 to $.8 million in the comparable 1996 period. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results for Contracts purchased prior to January 1, 1995. The decrease in the provision for credit losses primarily was due to the introduction of the excess interest method to record allowances effective January 1, 1995 (see Note 2), as well as changes in certain of the Company's programs. Net charge-offs as a percentage of average net automobile receivables increased ("Net Charge-off Increase") from 9.9% in the first nine months of 1995 to 14.2% in the comparable 1996 period. The company anticipates that net charge-offs as a percentage of average net automobile receivables will decrease in the future. However, if net charge-offs continue at the current level, a provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 2.9% of its loan portfolio over 60 days past due at December 31, 1995 compared with 1.9 % at September 30, 1996.

Certain of the increase in charge-offs are a result in the change in the mix of loan program type purchased by the Company and a general increase in the age of the portfolio. In addition, certain Contracts purchased in 1995 have contributed to the increase in charge-offs in 1996. In the first nine months of 1996, the number of loans purchased at less than face value increased by 313% when compared to the same period in 1995. The risk model for these loans anticipates a higher percentage of charge-offs and delinquencies, the cost of which is intended to be off-set by the discount in the purchase of these loans. The risk adjusted yields (net yield on amounts paid for Contracts based on Contract cash flows calculated at the note interest rate and adjusted for prepayments, defaults and recoveries) in these programs is estimated to be as good as, or better than, the Company's loan programs which have lower anticipated charge-offs and delinquencies.

                                    <21>

In an attempt to improve the credit quality of Contracts purchased, and reduce charge-offs, the Company implemented an internally developed credit scorecard during the third quarter of 1996 to assist in the evaluation of credit quality and lower future charge-offs.

The allowance for credit losses, which anticipates losses also based on the Company's risk analysis of historical trends and expected future results, is continually reviewed and adjusted to maintain the allowance at a level which, in the opinion of management, provides adequately for existing, and possibly, certain future losses that may develop in the present portfolio. A provision for credit losses is charged to earnings in an amount sufficient to maintain the allowance. However, since the risk model uses past history to predict the future, changes in national and regional economic conditions, borrower mix and other factors could result in actual losses differing from initially predicted losses.

Operating expenses increased $1.4 million, or 83%, from $1.7 million in the third quarter of 1995 to $3.1 million in the comparable 1996 period. This increase primarily was due to an increase in salaries and benefits of $0.6 million, consulting and professional fees of $0.2 million , depreciation and amortization of $0.1 million, telephone costs of $0.1 million and travel costs of $0.1 million. For the nine months ended September 30, operating expenses increased $4.2 million, or 98%, from $4.2 million in the first nine months of 1995 to $8.4 million in the comparable 1996 period. This increase primarily was due to an increase in salaries and benefits of $1.7 million, consulting and professional fees of $0.7 million, depreciation and amortization of $0.4 million, telephone costs of $0.2 million and travel costs of $0.2 million.

In 1995, the Company significantly expanded its operating infrastructure in order to process the 42% increase in loan acquisitions from 1994 to 1995, to service the Company's increased loan portfolio and in anticipation of additional increases in loan acquisitions. However, from the fourth quarter of 1995 through the second quarter of 1996, the Company experienced a decrease in quarter-to-quarter loan acquisition volume (1,182 loans were acquired in the fourth quarter of 1995 versus 1,233 in the comparable 1994 quarter, 1,052 loans were acquired in the first quarter of 1996 versus 1,706 in the comparable 1995 quarter and 1,802 in the third quarter of 1996 versus 1,850 in the comparable 1995 quarter). These decreases primarily were due to increased competition in the sub-prime automobile financing industry and the Company's decision to discontinue CarMart retail used car sales and associated financing operations. In the third quarter of 1996, this pattern was reversed and the Company acquired 2,353 loans for the quarter versus 1,634 in the comparable 1995 quarter.

In order to increase volume from loan acquisitions, and thereby more efficiently utilize its existing operating infrastructure, the Company has increased its Dealer Network significantly. At September 30, 1996, the Company had 12 full time and contract sales representatives. From October 1, 1995, through September 30, 1996, the Company increased its market penetration into six additional states. As a result of its expanded marketing efforts, the Company expects to increase its loan acquisition volume for the last quarter of 1996 over the comparable 1995 period, when the Company purchased 880 loans totalling $7.4 million. However, the Company does not anticipate that loan purchases during the fourth quarter of 1996 will equal its third quarter of 1996 volume. The Company also intends to evaluate other marketing strategies intended to increase loan originations.

Operating expenses as a percentage of average gross receivables increased from 2.8% in the third quarter of 1995 to 4.2% in the comparable 1996 period and from 7.8% in the first nine months of 1995 to 12.3% in the comparable 1996 period. The Company anticipates that, as its loan portfolio grows, it may be able to achieve further operating efficiencies. No assurance is given that the portfolio of Automobile Receivables will increase, and if it does increase, that such increase will be sufficient to reduce the percentage of operating expenses to average gross receivables.

                                    <22>

Interest expense increased $.2 million, or 22%, from $1.0 million in the third quarter of 1995 to $1.2 million in the comparable 1996 period. For the nine months ended September 30, interest expense increased $0.7 million, or 27%, from $2.7 million in 1995 to $3.4 million in the comparable 1996 period. This increase primarily was due to an increase in borrowings that provided the necessary working capital for the Company to increase its loan portfolio from $63.7 million at September 30, 1995 to $82.4 million at September 30, 1996. Since September 30, 1995, net increases (decreases) in the Company's debt were as follows:






(dollars in thousands)

Notes payable - LaSalle                $ 3,000
Convertible senior subordinated debt     5,000
Automobile receivables-backed notes     10,443
                                       -------
Total                                  $18,443
                                       =======




The average annualized interest rate on the Company's debt was 7.0% in the third quarter of 1996 versus 7.2% in the comparable 1995 period. For the nine months ended September 30, the average annualized interest rate on the Company's debt was 7.0% in 1996 versus 7.7% in the comparable 1995 period. These decreases were primarily due to lower interest rates associated with the Company's Series 1994-A, Series 1995-A and Series 1995-B Notes as compared to those charged under the Company's prior credit facility with Citicorp.

The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 16.3% in the third quarter of 1995 to 12.0% in the comparable 1996 period. For the nine months ended September 30, the annualized net interest margin percentage decreased from 16.7% in 1995 to 13.1% in the comparable 1996 period. The decrease was due primarily to the amortization of excess interest receivable as described in Note 2 of Notes to Consolidated Financial Statements.

NET  INCOME
Net income (loss) from continuing operations decreased $.9 million from $.2 in the third quarter of 1995 to $(0.7) million in the comparable 1996 period. For the nine months ended September 30, net income (loss) from continuing operations decreased $2.3 million from $0.7 in 1995 to $(1.6) million in the comparable 1996 period. These decreases were primarily due to the following changes on the Consolidated Statement of Operations:



                        INCREASE(DECREASE) TO NET INCOME
(in millions of dollars)       Quarter    Year-to-Date
                               ---------  --------------
Interest  and other income     $    0.0   $         0.7
Provision for credit losses         0.2             0.5
Operating expenses                 (1.4)           (4.2)
Interest expense                   (0.2)           (0.7)
Income tax expense                  0.5             1.4
                               ---------  --------------
Net (decrease) to net income
  from continuing operations   $   (0.9)  $        (2.3)
                               =========  ==============






                                    <23>

DISCONTINUED  OPERATIONS

                                                SELECTED  OPERATING  DATA
                                      Three Months Ended    Nine months Ended
                                            September  30,   September  30,
(dollars in thousands, except where noted)   1996    1995     1996     1995
                                            -----  -------  ------   -------
Sale of vehicles                                -  $2,806   $1,301   $9,059
Other income                                    -  $   15   $   15   $   37
Cost of vehicles sold                           -  $1,519   $1,085   $4,926
Provision for credit losses                     -  $  714   $  274   $2,230
Operating expenses                          $  49  $  718   $  793   $2,307
Interest expense                                -  $    8        -   $   23

Gross margin % on vehicle sales                 -      46%      17%      46%
Operating expenses as a % of revenues           -      25%      60%      25%




In February 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations. In April 1996, the Company extended the disposal date of the CarMart business from April 30, 1996 to May 31, 1996. The CarMart business ceased operations on May 31, 1996. The results of operations of the CarMart business for the three and nine months ended September 30, 1995 are included in the Consolidated Statement of Operations under the caption (Loss) from discontinued operations. The results of operations for 1996 were included in the loss on disposal. At March 31, 1996 and September 30, 1996, the Company recorded additional losses on disposal of $150,000 and $355,000 pretax ($93,900 and $207,551 after tax), respectively,  related  to  the  disposal  of  the  CarMart  business.

On January 15, 1996 and January 31, 1996, the Company closed its retail car lots located in Englewood, Colorado, and Colorado Springs, Colorado, respectively, and transferred the remaining retail inventory to its Aurora, Colorado retail store. Effective March 15, 1996, the Company entered into a sublease agreement on the Englewood, Colorado, and Colorado Springs, Colorado, properties, for the entire lease terms, at an amount approximately equal to the Company's obligation. On May 31, 1996, the Company closed its retail car lot in Aurora, Colorado and entered into a sublease agreement for the entire lease term. As of October 17, 1996, the remaining retail inventory had been liquidated. The Company had previously closed its retail car lot in Lakewood, Colorado, on March 15, 1995. All personnel associated with the CarMart operations have been reassigned to other positions within the Company or have been released.

REVENUES
Revenues from the sale of vehicles decreased $2.8 million, or 100%, from $2.8 million in the third quarter of 1995 to $0 in the comparable 1996 period.
     For the nine months ended September 30, revenues from the sale of vehicles decreased $7.8 million, or 86%, from $9.1 million in 1995 to $1.3 million in the comparable 1996 period. This decrease was primarily due to the March 15, 1995 closing of the Company's Lakewood, Colorado, retail car lot, the January 1996 closings of the Englewood, Colorado, and Colorado Springs, Colorado, retail car lots and the May 31, 1996 closing of the Aurora, Colorado retail lot.

Other income, which represents primarily revenue derived from customer repairs performed by the Company's repair shop, decreased $15,000 and $23,000 for the three and nine months ended September 30 1996, respectively, when compared to the same periods in the prior year.

COSTS  AND  EXPENSES
The cost of vehicles sold decreased $1.5 million, or 100%, from $1.5 million in the third quarter of 1995 to $0 million in the comparable 1996 period. As a percentage of corresponding vehicle sales, the cost was 54% in 1995. For the nine months ended September 30, 1996, the cost of vehicles sold decreased

                                    <24>

$3.8 million, or 78%, from $4.9 million in 1995 to $1.1 million in the comparable 1996 period. As a percentage of corresponding vehicle sales, the cost increased from 54% in 1995 to 83% in 1996.

The provision for credit losses decreased $.7 million, or 100%, from $.7 million in the third quarter of 1995 to $0 in the comparable 1996 period. For the nine months ended September 30, the provision for credit losses decreased $1.9 million, or 88%, from $2.2 million in 1995 to $.3 million in the comparable 1996 period. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results for its CarMart portfolio. The decrease in the provision for credit losses was due primarily to the decrease in CarMart sales and associated financing over this period. See the discussion above in Continuing Operations regarding the provision and allowance for credit losses for additional analysis and explanation of the Company's charge-offs, delinquencies and risk model.

Operating expenses decreased $.7 million, or 93%, from $.7 million in the third quarter of 1995 to $49,000 in the comparable 1996 period. For the nine months ended September 30, operating expenses decreased $1.5 million, or 66%, from $2.3 million in 1995 to $.8 million in the comparable 1996 period. As a percentage of revenues, operating expenses for the three months ended September 30, 1995 were 25% and, for the nine months ended September 30, increased from 25% in 1995 to 60% in 1996. This increase was due primarily to the relatively high percentage of fixed to variable overhead costs associated with operating the CarMart business and the general decrease in CarMart sales from 1995 to 1996.

The Company allocated interest expense of $7,700 and was $23,000 to discontinued operations in the three and nine months ended September 30, 1995, respectively. The allocation was based on the ratio of discontinued net assets to consolidated net assets plus consolidated debt.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash flows for the nine months ended September 30, 1996 and 1995 are summarized as follows:



                                                        CASH  FLOW  DATA
                                        Nine  months  Ended  September  30,
(dollars in thousands)                                     1996       1995
                                                       ---------  ---------
Cash flows provided by (used in):
Operating activities                                   $  2,260   $  4,721
Investing activities                                    (26,095)   (26,604)
Financing activities                                     18,926     23,238
                                                       ---------  ---------
Net increase (decrease) in cash and cash equivalents   $ (4,909)  $  1,355
                                                       =========  =========




The Company's business has been and will continue to be cash intensive. The Company's principal need for capital is to fund cash payments made to Dealers in connection with purchases of installment contracts. These purchases have been financed through the Company's capital, private placement borrowings and cash flows from operations. It is the Company's intent to use its Installment Note proceeds and related capital (See Note 9), Revolving Note and revolving line of credit, as described in detail below, to provide the liquidity to finance the purchase of installment Contracts.

In order to further insure the Company's ability to finance the purchase of installment contracts and thereby continue to grow, the Company is seeking to obtain an additional warehouse credit facility on terms more favorable than the Revolving Note described in Note 5 to the Company's Consolidated Financial Statements. If the Company is successful in obtaining such a credit facility, it will provide the Company with additional working capital to the extent that the new cash advance terms are more favorable than the Revolving Note. Although the Company believes it will be able to consummate such a new credit facility, no assurance can be given that it will be consummated.

In addition to its efforts to obtain a new credit facility, as described above, the Company on November 1, 1996, obtained a $3 million term loan from Pacific USA Holdings Corp. as described in Note 9 to the Company's Consolidated Financial Statements. Additional capital is expected to be provided through the issuance of approximately $12 million of the Company's Class A Common Stock to Pacific USA Holdings Corp. pursuant to the Securities

                                    <25>

Purchase Agreement described in Note 9 to the Company's Consolidated Financial Statements. The obligations of Pacific USA Holdings Corp. under the
Securities Purchase Agreement are subject to various conditions, and no assurance can be given that the transactions contemplated will be consummated.
 Failure to consummate such transactions could have a material adverse effect on the Company's financial condition and could require the Company to seek other sources of capital to fund its operations.

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

                                    <26>

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

As of September 30, 1996, the Series 1994-A Notes, Series 1995-A Note and Series 1995-B Notes and underlying receivables backing those notes were as follows:






                                       Underlying
(dollars in thousands)  Note Balance   Receivable Balance
                        -------------  -------------------
Series 1994-A Notes     $       6,073  $             6,297
Series 1995-A Note             39,220               51,363
Series 1995-B Notes            16,887               19,101
                        -------------  -------------------
Total                   $      62,180  $            76,761
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

3. The period of time during which Black Diamond may exercise the option shall be extended to the later of the date which is 24 months after the Company receives the requisite shareholder approval of the transactions or 24 months after the Company's registration statement relating to its shares of Class A Common Stock issuable upon conversion of the notes becomes effective. Accordingly, the expiration date of the option is September 10, 1998.

At the Annual Shareholders' Meeting held on September 10, 1996, the shareholders voted to so ratify the amended Purchase Agreement and Indenture dated January 9, 1996.

In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to

                                    <27>
be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment of the line of credit consists of all Contracts pledged and all other assets of the Company. Among numerous other loan covenants, the Company generally has agreed to maintain its ratio of liabilities to tangible assets at not more than 3 to 1; that its tangible net worth shall not be less than $19 million; and that its interest coverage ratio (earnings before interest and taxes divided by interest expense) and cash flow ratio (unrestricted cash divided by interest expense) shall not be less than 1.5 to 1 and 2.0 to 1, respectively. As of September 30, 1996, the Company had borrowed $3.0 million against this line of credit.

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

In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of September 30, 1996, the Company had repurchased 26,900 shares of Class A Common Stock.

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

OTHER

ACCOUNTING  PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board ("FASB")issued Statement No. 123, Accounting for Stock Based Compensation, (SFAS 123) which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. SFAS 123 is required for such grants, described above, to acquire goods and services from non-employees. Additionally, although expense recognition is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method. The Company has adopted SFAS 123 in the fourth quarter of fiscal 1995 and will disclose pro forma net income and earnings per share information where applicable.

                                    <28>

SFAS No. 114 and No. 118 "Accounting by Creditors for Impairment of a Loan" is not applicable to the Company as the Company has a large group of smaller homogeneous loans that are collectively evaluated for impairment.

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Company intends to adopt SFAS No. 125. effective January 1, 1997. Under SFAS No. 125, future asset securitization in which control of the securitized financial assets is transferred would be accounted for by recognizing all assets sold and recognizing in earnings any gain or loss on the sale.

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to September 30, 1996.

FUTURE  EXPANSION  AND  STRATEGY

With the closing of the CarMart operations, the Company is now emphasizing the purchase of Contracts from its Dealer Network. The Company's strategic plan for 1996 includes increasing its portfolio of outstanding Contracts through the growth of its Dealer Network. However, the third quarter 1996 implementation of an internally-generated scorecard system designed to evaluate and improve the credit quality of loans purchased will lead to substantially fewer Contracts purchased in the fourth quarter of 1996 when compared to the third quarter of 1996. Fourth quarter Contract purchases, however, will substantially exceed the 880 Contract purchases in the fourth quarter of 1995.

At September 30, 1996 the Company purchased Contracts in twenty-one states from approximately 425 active automobile dealers and was being serviced by 12 sales representatives.

With the anticipated closing of the Securities Purchase Agreement with Pacific, the Company believes that it has adequate capital and warehouse lines of credit to finance its strategic plan for Dealer growth through 1996 and into 1997. The Company's Stockholders' Equity at September 30, 1996, exceeded $20.8 million. In addition, the $5 million of Senior Subordinated Debt issued in early 1996 increased total subordinated debt to over $11.3 million. With over $75 million of AAA rated warehouse lines and a $15 million line of credit from a national bank in place at September 30, 1996, and the $3.0 million of proceeds received November 1, 1996, from the Installment Note, the Company believes it has the financial resources to increase its portfolio of Contracts.

In addition to increasing its portfolio from Dealer purchases, the Company is evaluating other marketing strategies intended to increase loan originations.


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



                                    <29>

                    MONACO FINANCE, INC. AND SUBSIDIARIES

                                 FORM 10-QSB

                       QUARTER ENDED SEPTEMBER 30, 1996

                        PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On May 8, 1995, Milton Karsh filed a civil suit in the District Court in and for the City and County of Denver, State of Colorado against the Company, its President, Morris Ginsburg, and its Executive Vice President, Irwin L. Sandler, both of whom are Directors of the Company. The plaintiff alleged breach of contract, breach of fiduciary duty and conversion in connection with the plaintiff's proposed sale of the Class A Common Stock of the Company pursuant to Rule 144 under the Securities Act of 1933. Plaintiff claimed that he sustained approximately $450,000 in damages. The defendants denied the material allegations of the complaint, set forth several affirmative defenses, alleged that the complaint was frivolous and filed a counterclaim against the plaintiff alleging breach of contract. Mediation had been set for August 14, 1996.

In August 1996, the parties settled the above lawsuit. Under the settlement, the Company agreed to retain the plaintiff as a consultant for the period of three years, to reimburse the plaintiff's attorney fees and to release and abandon any claim to ownership or option to acquire 20,715 shares of Class B Common Stock owned by the plaintiff.

The Company has agreed to pay all litigation costs, including fees, and to indemnify the directors to the maximum extent provided by Colorado law, as stated in the Company's By-laws.

ITEM  2.  CHANGES  IN  SECURITIES

(b) Certain of the Company's loan agreements, including loan agreements entered into in the first quarter of 1996, contain covenants that restrict the payment of cash dividends.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

I. The annual meeting of shareholders of Monaco Finance, Inc. was held on September 10, 1996.

II. Morris Ginsburg, Irwin L. Sandler, David M. Ickovic, Brian O'Meara and Craig L. Caukin were elected as Directors of the Company to serve until the next annual meeting of the shareholders or until their successors are elected or qualified (8,211,500 for, 0 withheld, 61,844 against and 0 abstain).


                                    <30>

III.          Also,  at  the  annual  meeting,  shareholders  voted  to:

A. ratify the amended Purchase Agreement and Indenture dated January 9, 1996, between the Company and Black Diamond Advisors, Inc. one of the initial purchasers, relating to the conversion price and conversion period of $10,000,000 in principal amount of 12% Convertible Senior Subordinated Notes due 2001 (8,132,571 for, 86,374 against, and 54,399 abstained).

B. ratify the appointment of Ehrhardt, Keefe, Steiner & Hottman, P.C. as the Company's independent certified public accountants for the current fiscal year and until such time as its successor is approved by the Company's Board of Directors (8,212,421 for, 35,049 against, and 25,874 abstained).

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)          Exhibits:
     Exhibit 11 - Computation of Net Earnings per Common and Common Equivalent Share
     Exhibit  27  -  Financial  Data  Schedule

(b)          Reports  on  Form  8  -  K:
     A Form 8-K dated October 31, 1996 was filed announcing the signing of a Securities Purchase Agreement, a Stock Purchase Warrant, a Shareholder Option
Agreement  and    a  Loan  Agreement  with  Pacific  USA  Holdings  Corp.


                                    <31>

                                  EXHIBIT 11



                                     MONACO FINANCE, INC. AND SUBSIDIARIES
                                   COMPUTATION OF EARNINGS (LOSS) PER SHARE
                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                 THREE  MONTHS               NINE  MONTHS
                                                              ENDED  SEPTEMBER  30,      ENDED  SEPTEMBER  30,
                                                               1996         1995          1996         1995
                                                            -----------  -----------  ------------  -----------

EARNINGS (LOSS) PER SHARE - PRIMARY AND FULLY DILUTED
NET EARNINGS (LOSS)
----------------------------------------------------------
Income (loss) from continuing operations                    $ (661,055)  $  222,676   $(1,575,831)  $  719,160
(Loss) from discontinued operations                                  -      (86,273)            -     (244,069)
(Loss) on disposal of discontinued business                          -            -      (301,451)           -
                                                            -----------  -----------  ------------  -----------
Net income (loss)                                           $ (661,055)  $  136,403   $(1,877,282)  $  475,091
                                                            ===========  ===========  ============  ===========
AVERAGE SHARES OUTSTANDING
----------------------------------------------------------
Weighted average shares outstanding                          6,961,737    5,012,059     6,963,282    4,929,035
Shares issuable from assumed exercise of stock options (a)          (b)     317,732            (b)     272,384
Shares issuable from assumed exercise of underwriters'
units (a)                                                           (b)     113,017            (b)      67,630
Shares issuable from assumed exercise of stock
warrants (a)                                                        (b)     106,346            (b)      35,449
                                                            -----------  -----------  ------------  -----------
Common stock and common stock equivalents - primary          6,961,737    5,549,154     6,963,282    5,304,498
Additional dilutive effect of assumed exercise of
  stock options                                                     (b)      33,391            (b)      25,296
Additional dilutive effect of assumed exercise of
  stock warrants                                                    (b)     144,563            (b)      59,011
Additional dilutive effect of assumed exercise of
  underwriters' units                                               (b)      29,930            (b)      28,650
Shares issuable from assumed conversion of 7%
 subordinated debt (c)                                              (b)          (b)           (b)          (b)
                                                            -----------  -----------  ------------  -----------
Common stock and common stock equivalents - fully
diluted                                                      6,961,737    5,757,038     6,963,282    5,417,455
                                                            ===========  ===========  ============  ===========
EARNINGS (LOSS)PER SHARE - PRIMARY
----------------------------------------------------------
Income (loss) from continuing operations                    $    (0.09)  $     0.04   $     (0.23)  $     0.14
(Loss) from discontinued operations                                  -        (0.02)            -        (0.05)
(Loss) on disposal of discontinued business                          -            -         (0.04)           -
                                                            -----------  -----------  ------------  -----------
Net income (loss) per share                                 $    (0.09)  $     0.02   $     (0.27)  $     0.09
                                                            ===========  ===========  ============  ===========

EARNINGS (LOSS)PER SHARE - FULLY DILUTED
----------------------------------------------------------
Income (loss) from continuing operations                    $    (0.09)  $     0.04   $     (0.23)  $     0.14
(Loss) from discontinued operations                                  -        (0.02)            -        (0.05)
(Loss) on disposal of discontinued business                          -            -         (0.04)           -
                                                            -----------  -----------  ------------  -----------
Net income (loss) per share                                 $    (0.09)  $     0.02   $     (0.27)  $     0.09
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





                                    <32>

                                  SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        MONACO  FINANCE,  INC.


Date: November  14,  1996
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