Form 10KSB
period 1996-12-31
MONACO FINANCE INC
filed 1997-03-31
CIK 865830

FORM 10-KSB
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                    Commission  file  number  0-18819
                            MONACO FINANCE, INC.
                (Name of small business issuer in its charter)

                                    Colorado                   84-1088131
                           (State or other jurisdiction     (IRS Employer
                     of incorporation or organization)     Identification No.)

                            370  17th  Street,  Suite  5060
                                  Denver, Colorado                     80202
                       (Address of principal executive offices)     (Zip Code)

                               Issuer's telephone number:     (303) 592-9411

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

State  issuer's  revenues  for  its  most  recent  fiscal year.   $13,500,753.

     State the aggregate market value of the voting stock held by non-affiliates (based on the average bid and asked prices of such stock) of the Registrant:

As  of  February  28,  1997:    Approximately  $11,360,490.

     As of February 28, 1997, there were 5,648,379 shares of Class A Common Stock, $.01 par value and 1,323,715 shares of Class B Common Stock, $.01 par value, outstanding.

     DOCUMENTS  INCORPORATED  BY  REFERENCE
     Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the fiscal year (Part III).
Transitional  Small  Business  Disclosure  Format:            Yes    No   X
Total  number  of  pages:  69

                             MONACO FINANCE, INC.
                        1996 FORM 10-KSB ANNUAL REPORT
                              TABLE OF CONTENTS

                                     PAGE NUMBER

     PART  I
Item 1.     Description of Business     3-14
Item 2.     Description of Property     14
Item 3.     Legal Proceedings           15
Item 4.     Submission  of  Matters
            to  a  Vote  of  Security
            Holders                     15
     PART  II
Item  5.    Market for Common Equity
            and  Related
            Stockholder Matters         16
Item  6.    Management's  Discussion
            and  Analysis  or  Plan
            of Operation                17-28
Item 7.     Financial Statements        29-55
Item  8.    Changes  In  and
            Disagreements With
            Accountants on
            Accounting and
            Financial Disclosure        56
     PART  III
Item  9.    Directors and Executive
            Officers,Promoters and
            Control Persons, Compliance
            With Section 16(a) of the
            Exchange Act                56
Item 10.    Executive Compensation      56
Item  11.   Security Ownership of
            Certain Beneficial Owners
            and Management              56
Item 12.    Certain Relationships
            and Related Transactions    56
Item 13.    Exhibits and Reports on
            Form 8-K                    56-68
            Signatures                  69

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

     Monaco Finance, Inc. (the "Company") commenced business in June 1988 and is engaged in the business of acquiring automobile retail installment contracts ("Contract(s)") by providing special finance programs (the "Program(s)") ("Sub-prime loans") to purchasers of vehicles who do not qualify for traditional sources of bank financing due to their adverse credit history.
 In 1996, the Company acquired Contracts from automobile dealers (the "Dealer(s)" or the "Dealer Network") located in twenty-one states, the majority of which were acquired from five states. At December 31, 1996 the Company had sixteen full-time finance representatives to provide service to current Dealers and to sign-up new Dealers for the Company's Programs. At December 31, 1996, the Company's loan portfolio had an outstanding balance of approximately $83 million.

     In February 1996, the Company announced that it intended to discontinue its Company owned retail used car dealerships, which conduct business under the name "CarMart" (the "Company Dealerships" or "CarMart Dealerships"), and the associated financing operations. In April 1996, the Company extended the expected disposal date of the CarMart business from April 30, 1996 to May 31, 1996. The CarMart business ceased operations on May 31, 1996.

AUTO  FINANCE  PROGRAM

GENERAL

     The Company's automobile finance programs are conducted nationally under the name Monaco Finance Auto Program ("MFAP"). At December 31, 1996, the Company had agreements with Dealers located in twenty-one states for the purchase of Contracts which meet the Company's financing standards, requirements and criteria. The Contracts are purchased without recourse and are generally purchased for a processing fee and discount ranging from $150 to $750 per contract. The purchase price primarily depends upon the particular financing option used, the length of the Contract, and the model year and mileage of the automobile financed. To date, the obligors under the Contracts have made down payments ranging between 10% and 20% of the sales price of the vehicle financed including the value of a trade-in, if any. Generally, the remaining balance of the purchase price plus taxes, title fees and insurance, where applicable, is financed over a period of 24 to 60 months at annual interest rates ranging between 17% and 25%. At December 31, 1996 the original annual percentage rate of interest of the Company's portfolio averaged approximately 23% and the original weighted average term of the portfolio was approximately 50 months.

PURCHASE  AGREEMENTS  (DEALERS)

The Company acquires Contracts from Dealers who have entered into dealer agreements with the Company. The dealer agreements generally are in standard form requiring that Contracts be originated in accordance with the Company's Program guidelines and that the Contracts be secured by a perfected first lien on the vehicle financed. Each Contract is underwritten by the Company prior to acceptance. The Contracts are non-recourse to the selling Dealer except for certain representations and warranties.

     The Company markets its MFAP through Dealer representatives who are either full time employees of the Company or full time independent contractors. The Dealer representatives reside in those states where the Programs are marketed or in certain cases in adjacent states. In addition to enlisting new Dealers into the Company programs, the Dealer Representatives assist Dealers by familiarizing them with Monaco's Programs and procedures.

THIRD-PARTY  LOAN  ORIGINATIONS
In 1996, the Company began purchasing sub-prime automobile loans through certain third-party loan originators. These loans are purchased according to the company's underwriting and program guidelines.

FINANCING  SOURCES

     From inception through 1991, the Company financed the acquisition of Contracts through loans from its principal stockholders and banks. In October 1991, the Company expanded its financing sources by establishing an asset-backed automobile receivables program. In 1992 the Company entered into a secured revolving line of credit with Citicorp Leasing Inc. ("Citicorp") to finance Contracts. In 1994 the Company securitized $23.9 million of its Contracts and in 1995 it obtained a $150 million revolving secured warehouse line. Since 1993, the Company has used revolving lines of credit, private placement borrowings, common stock, warrant exercises, and its Automobile Receivable-Backed Securitization Program and the corresponding Revolving Notes and Warehouse Notes as its primary sources of capital.

The following is a brief description of the Company's financing sources since October 1991:

TRUST  OFFERING

In October 1991, the Company completed an offering ("Trust Offering") of $3,700,000 of CarMart Auto Receivables Trust 1991-1 (the "Trust") 8.85% Asset-Backed Certificates Class A (the "Class A Certificates"). The Class A Certificates received an investment grade rating of "BBB" from Fitch Investors
     Services, Inc. and were sold to a limited number of sophisticated investors. The Company was the servicer with respect to the Contracts in the Trust and it received a servicing fee of 1.5% per annum on a monthly basis for providing customary collection and servicing activities for the assets in the Trust.

     The Class A Certificates represented an undivided ownership interest in the Trust whose assets consisted primarily of Contracts which were originated by the Company Dealerships or from the MFAP and sold to banks. The Trust financing allowed the Company to reduce the number of Contracts held by the Banks under the Company's warehousing lines.

     On January 20, 1993, the Company's special purpose wholly owned subsidiary, CarMart Auto Receivables Company, repurchased the Class A Certificates from the original institutional investors. The final payment on the Certificates was received in early 1996.

REVOLVING  LINE  OF  CREDIT  -  CITICORP

In May 1995, the Company repaid, in full, the then outstanding balance on its $25 million revolving line of credit with Citicorp and terminated the facility.

CONVERTIBLE  SUBORDINATED  NOTE  OFFERING

On March 15, 1993, the Company completed a private placement of 7% Convertible Subordinated Notes (the "Notes") in the aggregate principal amount of $2,000,000 (the "Note Offering"). The purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount of the Notes on September 15, 1993. The principal amount of the Notes, plus accrued and unpaid interest thereon, is due March 1, 1998. Interest payments on the Notes are due semiannually commencing September 1, 1993. The Notes are convertible into the Class A Common Stock of the Company at any time prior to maturity at a conversion price of $3.42 per share, subject to adjustment for dilution. Through December 31, 1996, Notes with an aggregate principal amount of $1,615,000 have been converted resulting in the issuance of 472,219 shares of Class A Common Stock. Commencing March 15, 1996 the Company has the option to pre-pay up to one-third of the outstanding Notes at par.

SENIOR  SUBORDINATED  NOTE  OFFERING

On November 1, 1994 the Company sold, in a private placement, unsecured Senior Subordinated Notes ("Senior Notes") in the principal amount of $5,000,000 to Rothschild North America, Inc.

     Interest is due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 are due and payable the first day of January, April, August and October of each year commencing January 1, 1997. The unpaid principal amount of the Senior Notes, plus accrued and unpaid interest are due October 1, 1999. The Company used the proceeds from the sale of the Senior Notes to acquire additional loans and to reduce its outstanding balance under its $25 million revolving credit facility with Citicorp.

AAA-RATED  AUTOMOBILE  RECEIVABLES  -  BACKED  NOTE  OFFERINGS

In November 1994 MF Receivables Corp. I. ("MF Receivables"), the Company's wholly owned special purpose subsidiary, sold, in a private placement, $23,861,823 of 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrue interest at a fixed rate of 7.6% per annum. The Series 1994-A Notes are expected to be fully amortized by March 1998; however, the debt maturities are based on principal payments received on the underlying receivables, which may result in a different final maturity.

     In May of 1995, MF Receivables issued its Floating Rate Auto Receivables-Backed Note (Revolving Note" or "Series 1995-A Note"). The Revolving Note has a stated maturity of October 16, 2002. MF Receivables acquires Contracts from the Company which are pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing.

Subsequently, the Revolving Note is repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note can be used to borrow up to an aggregate of $150 million through May 16, 1998. The Term Notes have a fixed rate of interest and likewise are repaid from collections on the underlying Contracts. An Indenture and Servicing Agreement require that the Company and MF Receivables maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture requires MF Receivables to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including Contracts pledged as collateral for Series 1994-A Notes, the Series 1995-B Term Notes, as well as all future Contracts acquired by MF Receivables.

     The Series 1995-A Note bears interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provides customary collection and servicing activities for the Contracts. The Revolving Note has a stated maturity of October 16, 2002 and an expected termination date of May 16, 1998. The maximum limit for the Series 1995-A Note is $40 million. On September 15, 1995, MF Receivables issued the Series 1995-B Term Notes ("Series 1995-B Notes") in the amount of $35,552,602. The Series 1995-B Notes accrue interest at a fixed note rate of 6.45% per annum. The Series 1995-B Notes are expected to be fully amortized by June 1999; however, the debt maturities are based on principal payments received on the underlying receivables which may result in a different final maturity. The proceeds from the issuance of the Series 1995-B Notes were used to retire, in full, the 1995-A Note, which will be used to accumulate an additional $114.4 million in $40 million increments.

     The assets of MF Receivables are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term Notes a nationally recognized insurance company (MBIA) has guaranteed repayment. The MBIA insured Series 1994-A Notes, Series 1995-A Note and Series 1995-B Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 17% to 29%.
 All cash collections in excess of disbursements to the Series 1994-A, Series 1995-A and Series 1995-B noteholders and other general disbursements are paid to MF Receivables monthly.

REDEMPTION  OF  CLASS  A  WARRANTS

The Company called its Class A Warrants for redemption on December 21, 1993, pursuant to its November 8, 1993, Notice of Redemption. A total of 1,603,590 or 99% of the outstanding Class A Warrants were exercised, resulting in gross proceeds to the Company of approximately $7.2 million. The Company used the proceeds of the exercise of the Class A Warrants to pay its revolving line of credit with Citicorp.

REDEMPTION  OF  CLASS  B  WARRANTS

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

     In 1990, as part of its initial public stock offering and as partial underwriter's compensation, the Company issued options to the underwriter for the purchase of 70,000 units. Each unit, exercisable at $7.20, consisted of two shares of Class A Common Stock and two Class A warrants. Each Class A warrant was exercisable, at an exercise price of $4.50 per Class A warrant, for one share of Class A Common Stock and one Class B warrant. By late 1995, all the units were exercised resulting in the issuance of 137,000 shares of Class A Common Stock in 1995 and 3,000 shares of Class A Common Stock in 1994, for net proceeds to the Company of $493,200 and $10,800, respectively. All Class A warrants, which were issued as a result of the exercise of the units, were exercised resulting in the issuance of 140,000 shares of Class A Common Stock for net proceeds to the Company of $630,000.

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

     Provisions have been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes ("Additional 12% Notes") on or before January 9, 1998, between the Company and Black Diamond Advisors, Inc. ("Black Diamond"), one of the initial purchasers.

     On or about June 28, 1996, the Company and Black Diamond entered into a letter agreement amending (the "Amendment") their rights and obligations with respect to the Purchase Agreement and Indenture dated January 9, 1996. The Amendment provides the following:

1. The conversion price of the $5,000,000 in principal amount of 12% Notes issued on or about January 9, 1996, is fixed at $4.00 per share.

2. The initial conversion price for up to $5,000,000 in principal amount of any Additional 12% Notes, if any, is $3.00 per share.

3.          The  expiration  date  of  the  option  is  September  10,  1998.


REVOLVING  LINE  OF  CREDIT  -  LASALLE  NATIONAL  BANK

In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible Contracts. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the line of credit shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment consists of all Contracts pledged and all other assets of the Company. The Company has agreed to maintain certain standard ratios and covenants. As of December 31, 1996,
the  Company  had  borrowed  $5,250,000    against  this  line  of  credit.


PACIFIC  USA  HOLDINGS  CORP.  -  INSTALLMENT  NOTE

     On October 9, 1996, the Company entered into a Securities Purchase Agreement with Pacific USA Holdings Corp. ("Pacific") whereby, among other things, Pacific agreed to acquire certain shares of the Company's Class A Common Stock. On November 1, 1996, the Company entered into a Loan Agreement with Pacific whereby Pacific loaned the Company $3 million ("Pacific Loan"). On February 7, 1997, the Securities Purchase Agreement was terminated by the parties; however, the Pacific Loan and its corresponding Installment Note remained in effect.

     The Installment Note accrues interest at a fixed rate per annum of 9% and is payable interest only from November, 1996 through November, 1997; monthly principal payments of $100,000 are due beginning December, 1997, and continuing each month thereafter through and including November, 1998. The unpaid principal amount of the Installment Note, plus accrued and unpaid interest, is due and payable November 16, 1998.

     The collateral securing payment of the Installment Note consists of 100% of the authorized, issued and outstanding shares of stock of MF Receivables Corp. I, consisting of 1,000 shares of common stock $0.01 par value per share. Among other covenants, the Company has agreed to maintain the monthly outstanding balance of all retail installment contracts owned by MF Receivables Corp. I, less the then outstanding principal balance of all debt issued by MF Receivables Corp. I, at a level in excess of 3.5 times the then outstanding principal balance of the Installment Note.

OPERATIONS,  COMPETITION  AND  REGULATION

UNDERWRITING  GUIDELINES

The Company's targeted customers are persons who do not qualify for traditional bank financing primarily due to their adverse credit history.

     The Company has developed underwriting guidelines and standards based upon many factors including, but not limited to the amount and terms of the Contract, the customer's credit score and his or her employment and residency history. In reviewing a customer's credit, the Company evaluates (i) the credit application; (ii) the customer's cash flow statement of monthly cash receipts and expenses to determine debt ratios; and, (iii) credit bureau reports as well as other information and verifies the accuracy of all information with respect to the customer as well as the car being financed.

RISK  ADJUSTED  YIELDS

At the time Contracts are purchased or originated, the Company computes its risk adjusted yield based on estimated future losses of principal determined by the type and terms of the Contract, the credit quality of the borrower and the underlying value of the vehicle financed. This estimate of risk adjusted yield is based on the Company's risk model, which takes into account historical data from similar contracts originated or purchased by the Company since its inception in 1988. However, since the risk model uses past history to predict the future, changes in Company programs, national and regional economic conditions, borrower mix and other factors will result in risk
adjusted  yields  varying  from    predictions.

ANALYSIS  OF  CREDIT  LOSSES

The allowance for credit losses has been established utilizing data obtained from the Company's risk models and is continually reviewed and adjusted in order to maintain the allowance at a level considered adequate to cover losses of principal on the existing Contracts.

     The  provision  for  credit  losses  is  based on estimated losses on all
Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and on all Contracts originated by CarMart which have been provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis.

     Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, is capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Excess interest receivable is subsequently reduced based upon the amoritization of the excess interest income from the related Contracts.

     Unearned discounts result from the purchase of Contracts from the Dealer Network at less than 100% of the face amount of the note. All such discounts are used to increase the allowance for credit losses.

     See Note 2 of Notes to Consolidated Financial Statements regarding a change in Accounting Principles for Credit Losses.

SERVICING  AND  MONITORING  OF  CONTRACTS

The Company services all of the Contracts it purchases or originates. The Company's servicing and collection department employs 44 individuals to perform these functions. The servicing department uses internally developed software augmented by a software system purchased from Cyber Resources, Inc. In 1996, the Company completed the installation of a predictive dialer purchased from Melita International. A predictive dialer enhances the productivity of the Company's collection efforts by making it possible to contact more customers in a shorter period of time.

     Upon the funding of a Contract, the servicing department boards the Contract on its servicing system, which allows the Company to track payment history from inception to final payoff or other disposition. The servicing system also automatically sends a payment coupon book to the customer. Contract payments, if sent by mail, go directly to a lock box and are fowarded daily by a third-party servicer to a bank holding the Company's accounts. Where required, Trust receipts are subsequently forwarded to the appropriate Trust account. As payments are processed, the customer's account is automatically updated.

     A customer service representative calls each customer, greeting them and welcoming them to the Company. The Company begins its collection process when a customer is five days late in making a monthly or bi-weekly payment with a friendly reminder telephone call and a past due mailing notice. At this time, the collector assigned to the account attempts to obtain a promise to pay. If successful, the collector will follow up to determine if the promise is met. If the customer reneges on his or her promise, the collector again contacts the customer in an effort to collect and, at this time, explains to the customer his or her obligation under the contract to repay the Company and the consequences if timely payment is not made. These consequences include, among other things, repossession of the vehicle financed and a further damaging credit history for the customer. In certain cases, if the failure to pay is the result of unforeseen emergencies such as sickness or temporary layoff, the collector will attempt to work out a new payment schedule to bring the customer current.

     In the event the customer is not willing or able to meet his or her obligation to the Company under the terms of the contract, and an alternative payment schedule cannot be agreed to, the collector turns the Contract over to a credit supervisor for further action. At this time, the supervisor can decide to continue to work with the customer to bring the Contract current or can remit the Contract to the manager of the collections department for repossession. A decision to repossess generally will be made any time up until a contract is 100 days delinquent. All Contracts 100 days past due must be must be charged off under Company policy as of December 31, 1996. Effective March 1, 1997, the Company changed its charge-off policy to require that all contracts 120 days past due must be charged off. Generally, repossession action takes place as a last resort and when no other arrangement can be made.

AUTOMOBILE  SALES

In February, 1996, the Company announced that it intended to discontinue its
     CarMart retail used car sales and associated financing operations primarily due to increased competition in the sub-prime used car market. The CarMart business ceased operations on May 31, 1996.

MARKETING  AND  ADVERTISING

The Company utilizes its Dealer Representatives and corresponding sale and informational brochures to market its Programs to its Dealer Network.

THE  USED  CAR  INDUSTRY  AND  THE  SUBPRIME  FINANCING  MARKET

The used car industry in the United States can be characterized as a mature but growing market. According to statistics from CNW Marketing Research, in 1985 15.7% of consumers surveyed stated that they would use available savings to purchase a used car. In 1994, this increased significantly to 29.8%.

This consumer sentiment was reinforced by the increase in used car sales which, in 1985, totaled approximately 23 million units at franchised and independent dealers and in 1996 had risen to approximately 38 million units. Since 1994, the compounded annual growth rate of total used car sales was approximately 9%. Management believes this growth will continue for used car sales into the foreseeable future.

     The typical automobile finance company generally classifies borrowers into four general and subjective credit categories labeled A, B, C, and D. The subprime financing market is characterized by lower quality credit lenders, typically, C and D rated paper. Generally, C and D rated paper represents borrowers who cannot qualify for financing through traditional sources, such as banks, credit unions or captive finance companies, due primarily to their adverse credit and employment history. Automobile finance companies often purchase C and D credit paper at a discount to its face value. The discount is designed to compensate the lender for the credit riskiness of these contracts.
 In the past several years, discount percentages have been declining due to increased price competition. The subprime market is also characterized by higher charge-off and delinquency ratios than the "prime" segment of the automobile finance market.

     According to the Federal Reserve Board, total outstanding automobile credit was approximately $367 billion in 1995. Industry analysts estimate that the subprime automobile financing market comprises approximately 26% of the automobile finance market. Industry analysts project this market growth to continue, with estimated annual originations of approximately $70-$100 billion.

COMPUTERIZED  INFORMATION  SYSTEM

Monaco Finance is investing significant time, money and human resources in the enhancement of its information systems. The business requires Monaco to timely respond to customer and dealer needs. The Company's network computer and communication systems are undergoing major changes to increase efficiency.
      In early 1996, the systems were upgraded with Pentium Servers, running the latest release of Novell Netware. All front-office and back-office desktop computers have been modified and enhanced to provide greater accessibility to network information via 100-Base-T intelligent switching technology. Protection and security have been built into the infrastructure utilizing anti-virus software and audit compliant password utilities throughout the entire network.

     These enhancements and upgrades are a part of new and innovative technology being employed at Monaco. The Company also implemented a new predictive dialer system offered by Melita International. In order to maximize its servicing efficiencies, the Company intends to invest significant additional resources to complete a fully integrated data base application. The software research and development for this new system are currently in the design phase.

STRATEGY

The Company's strategy is to increase the size of its loan portfolio while maintaining the integrity of the credit quality of auto loans acquired.

     The Company plans to implement its growth strategy by: (1) Expanding its Dealer Network; (2) Increasing the number and amount of loans purchased from
third-party  originators;    (3)  Purchasing  portfolios  of  seasoned  loans
originated by others; (4) Continuing its efforts to increase the credit quality of its portfolios and reduce credit losses and charge-offs; and (5) Decrease the percentage of Operating Expenses to Total Portfolio Outstanding by increasing the Portfolio while decreasing Operating Expenses.

     During 1996 the Company acquired Contracts from approximately 425 Dealers in 21 states, the majority of which were purchased in 5 states ("Primary States"). In order to increase efficiency and reduce operating expenses , the Company in 1997 has temporarily reduced its marketing representatives from 16 to 6 in the Primary States. In order to expand it's Dealer Network in the last three quarters of 1997 the Company intends selectively to hire and train new marketing representatives and to emphasize quality Dealer service.

     In the latter part of 1996 the Company initiated a program of purchasing loans from a third-party originator for a fee. These loans were underwritten by the third-party originator to conform to standards established by the Company. All loans purchased by the Company are either re-underwritten or audited by Company personnel prior to funding. During the first quarter of 1997 the Company has entered into agreements with two similar originators and is negotiating an agreement with an additional party to provide contracts for the Company to purchase These third-party agreements, if successful, may provide additional loan production for the Company without certain of the costs associated with purchasing loans through its dealer network.

     The Company also plans to pursue the purchase of loan portfolios previously originated by sub-prime automobile contract originators. The Company does not know, at this time, if such portfolios can be acquired at prices that provide a risk adjusted yield to the Company that is sufficient to meet the Company's criteria. Nor does the Company know if Capital or credit facilities can be obtained to fund such purchases.

     The Company in 1997 believes it has improved the credit quality of loans through instituting new in house training programs for its credit buyers
and  underwriters.      This  re-emphasis  on its people  in conjunction with
program modifications and its credit scoring system may help to decrease charge-offs in the future. The Company also has revised certain of its collection and recovery policies along with employing a new Vice President and Senior Manager of collections and strongly believes that collections in 1997
will  positively    be  affected  by  these  changes.
     .
     Other strategies for the future include forming a strategic alliance with another company, either currently engaged in or interested in entering the sub-prime automobile finance industry. An alliance, if formed, may result in additional Capital and warehouse lines of credit as well as increased loan volume and cost efficiencies obtained by combining operations.

     In addition to the above, the Company intends to pursue contractual servicing arrangements, whereby, the Company will earn fee income by providing servicing of loan portfolios owned by third-parties. Although no assurance can be given that such contractual arrangements will be consummated, the Company believes such opportunities exist and intends to pursue them accordingly.

     Implementation of the foregoing strategy will be dependent upon a number of factors including, but not limited to: i) competition; ii) marketing efficiency; iii) ability of the Company to acquire Contracts at prices commensurate with estimated risk; and, iv) maintaining and increasing capital and warehouse lines of credit, of which no assurance is given.

COMPETITION

In connection with its business of financing vehicle purchases, the Company competes with entities, many of whom have significantly greater financial resources and management experience than the Company. The Company's target market consists of persons who are generally unable to obtain traditional vehicle financing because of their prior credit history. Many financial institutions, finance companies and lenders have entered into this market. Their lending programs and marketing efforts are regularly monitored by the Company. The Company has maintained its growth by implementing and marketing Programs and providing prompt service to the Dealer Network. However, as others continue to enter into this market, competition for the Company's target customer continues to increase, all of which could adversely affect the
     Company's  business.

REGULATION

The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. To date, the Company's business operations are located in the States of Arizona, California, Colorado, Florida, Georgia, Illinois, Iowa, Maryland, Massachusets, Michigan, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and Wyoming and, accordingly, the laws of those states, as well as applicable federal laws, govern the Company's operations. Compliance with existing laws and regulations applicable to the Company has not had a material adverse effect on the Company's operations.

     Management believes that the Company maintains all requisite licenses and permits and is in substantial compliance with all applicable local, state and federal regulations.

EMPLOYEES  AND  FACILITIES

At December 31, 1996, the Company employed 149 persons on a full time basis, including 7 executive officers, 36 in credit and funding, 44 in collections and liquidations, 15 in accounting and human resources, 16 in marketing, 7 in MIS-computer department, 4 in risk and 20 in administrative functions. In 1996, all personnel associated with the CarMart operations have been reassigned to other positions within the Company or have been released. As of March 28, 1997, the Company had reduced its number of employees to 117. This reduction in staff is part of an effort to reduce operating costs and increase overall efficiency.

     In April 1994, the Company amended and restated its lease of office space for its executive offices located at 370 17th Street, Suite 5060, Denver, Colorado 80202, where it maintains approximately 24,716 square feet of space. The Company currently pays $39,002 per month under a lease ending October 31, 1999, with adjustments for monthly payments on a periodic basis.

     Effective December 1, 1996, the Company entered into a sublease agreement for 6,571 square feet of office space located at 370 17th Street, Suite 4960, Denver, Colorado, 80202. The Company pays $1,807 per month under a sublease ending November 30, 2000. The office space will be utilized as additional executive offices of the Company.

     On March 31, 1994, the Company's lease at 1319 S. Havana, Aurora, Colorado 80010 was terminated and the operations of the retail CarMart Dealership at that location were transferred to 890 S. Havana, Aurora,
Colorado 80010. This property is owned by a corporation all of whose shareholders are officers of the Company. The Company entered into a seven-year lease commencing March 24, 1994 and ending March 23, 2001. In September 1995, the Company amended the lease to include an additional property at 894 S. Havana, Aurora, Colorado 80010. The Company currently pays $14,238 per month on a triple net basis. The lease calls for periodic rental adjustments over its term. It is the Company's belief that the terms of the related party lease are generally no less favorable than could have been obtained from unrelated third party lessors for properties of similar size , condition and location. Effective June 1, 1996, the Company entered into a sublease agreement on the property located at 890 S. Havana for the entire lease term at an amount approximately equal to the Company's obligation.

     Through January 31, 1996, the Company operated a retail CarMart Dealership located at 1005 Motor City Drive, Colorado Springs, Colorado 80906. The dealership began full operation on April 30, 1991. The Company entered into a twelve-month lease (commencing April 30, 1991 and ending May 1, 1992). Rent was $1,200 per month. The Company extended the lease on this property until May 31, 1997 with monthly rent of $1,800 on a triple net basis.
 The Company may, at its sole discretion, extend the lease for additional yearly periods through May 31, 1998 if written notice of intent to do so is given the lessor prior to April 15 of each year. Effective March 15, 1996, the Company entered into a sublease agreement on the property for the entire lease term at an amount approximately equal to the Company's obligation.

     The Company's third used car retail lot was located at 11085 West Colfax Avenue, Lakewood, Colorado 80215 and began full operation on March 15, 1992. The Company entered into a twelve-month lease (commencing March 15, 1992 and ending February 28, 1993). Rent was $3,000 per month. The Company extended the lease through October 31, 1995 at a monthly rental rate of $4,000. On March 31, 1995, the Company closed this retail lot.

     The Company opened a fourth used car retail lot located at 4940 South Broadway, Englewood, Colorado 80110 and began full operation on May 1, 1994. The Company entered a lease, commencing March 22, 1994 and ending March 31, 1997. The Company may, at its sole discretion, extend the lease for additional 3-year periods through March 2003. On January 15, 1996, the Company closed this retail lot. The Company currently pays $9,833 per month. The lease calls for periodic adjustments over the term. Effective March 15, 1996, the Company entered into a sublease agreement on the property for the entire lease term at an amount approximately equal to the Company's obligation.

ITEM  2.    DESCRIPTION  OF  PROPERTY.

The Company does not own any real property. The Company leases its office facilities and its Company Dealerships as described in Item 1., "Description of Business - Employees and Facilities," above.

ITEM  3.    LEGAL  PROCEEDINGS.

On May 8, 1995, Milton Karsh, a former Officer and Director of the Company, filed a civil suit in the District Court for the City and County of Denver, State of Colorado against the Company, its President, Morris Ginsburg, and its
     Executive Vice President, Irwin L. Sandler, both of whom are Directors of the Company. The plaintiff alleges breach of contract, breach of fiduciary duty and conversion in connection with the plaintiff's proposed sale of the Class A Common Stock of the Company pursuant to Rule 144 under the Securities Act of 1933. Plaintiff claimed he sustained approximately $450,000 in damages. The defendants denied the material allegations of the complaint, set forth several affirmative defenses, alleged that the complaint was frivolous and filed a counterclaim against the plaintiff alleging breach of contract. Mediation had been set for August 14, 1996.

     In August 1996, the parties settled the above lawsuit. Under the settlement, the Company agreed to retain the plaintiff as a consultant for a period of three years, to reimburse the plaintiff's attorney fees and to release and abandon any claim to ownership or option to acquire 20,715 shares of Class B Common Stock owned by the plaintiff.

     The Company has agreed to pay all litigation costs, including fees, and to indemnify the Directors to the maximum extent provided by Colorado law, as stated in the Company's By-Laws.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

                                   PART II

ITEM  5.    MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The following table sets forth the range of the high and low closing bid prices of the Class A Common Stock as reported for the periods indicated. The prices  represent  quotations  between  dealers  without retail mark-ups, mark-downs,  or  commissions  and  may  not  necessarily  represent  actual transactions. The quotations were provided by NASDAQ and the National Quotation Bureau.




CLASS  A  COMMON  STOCK




                         Low Bid   High Bid
                         --------  ---------
Quarter Ending 03/31/96  $  3.000  $   5.000
Quarter Ending 06/30/96  $  2.125  $   3.625
Quarter Ending 09/30/96  $  1.625  $   4.000
Quarter Ending 12/31/96  $  2.313  $   3.375

Quarter Ending 03/31/95  $  3.780  $   6.625
Quarter Ending 06/30/95  $  4.250  $   6.625
Quarter Ending 09/30/95  $  5.000  $   7.875
Quarter Ending 12/31/95  $  4.500  $   7.125




     As of January 31, 1997, there were approximately 375 record holders of the Company's Class A Common Stock and 3 record holders of Company's Class B Common Stock. The Company's Class A Common Stock is traded on the NASDAQ National Market under the symbol "MONFA".

     The Board of Directors currently intends to retain earnings to finance the Company's operations. The Company has never paid cash dividends on its Common Stock and does not anticipate a change in this policy in the foreseeable future. Certain of the Company's loan agreements contain covenants that restrict the payment of cash dividends.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

FORWARD  LOOKING  STATEMENTS

     This Annual Report on form 10-KSB contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, objectives relating to the Automobile Receivables and the related allowance and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

     Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Annual Report, including the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99 to this Annual Report on Form 10-KSB.

SUMMARY

In February 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations related to its CarMart business. In April 1996, the Company extended the expected disposal date of the CarMart business from April 30, 1996 to May 31, 1996. The
     CarMart business ceased operations on May 31, 1996. The results of operations of the CarMart business for 1995 were included in the Consolidated Statements of Operations under the caption "(Loss) from discontinued operations". The loss on disposal of the CarMart business has also been accounted for as discontinued operations. The results of operations of the CarMart business for 1996 were included in the loss on disposal.

     The Company's revenues and net income from continuing operations primarily are derived from interest income generated from its loan portfolio. The Company's loan portfolio consists of Contracts purchased from the Dealer Network, Contracts purchased from third-party originators and Contracts financed from vehicle sales at the Company's Dealerships. The average discount on all Contracts purchased pursuant to discounted Finance Programs during the fiscal years ended December 31, 1996 and 1995 was approximately 6.6% and 17.1% respectively. The Company services all of the loans that it owns. The loan portfolio carries a contract annual percentage rate of interest that averages approximately 23%, before discounts, and has an original weighted average term of approximately 50 months. The average amount financed per Contract for the years ended December 31, 1996 and 1995 was approximately $10,390 and $8,407, respectively.

RESULTS  OF  OPERATION

OVERVIEW
                                                                   INCOME  STATEMENT  DATA
                                                                Years  ended  December  31,

 (dollars in thousands, except share amounts)                            1996         1995
                                                                   -----------  -----------
Total revenues                                                     $   13,501   $   12,642
Total costs and expenses                                           $   17,449   $   11,784
Income (loss) from continuing operations before income taxes
   and cumulative effect of a change in accounting principle          ($3,948)  $      858
Income tax expense (benefit)                                          ($1,477)  $      321
Income (loss) from continuing operations before cumulative
    effect of a change in accounting principle.                       ($2,471)  $      537
(Loss) from discontinued operations, net of income taxes                    -        ($720)
(Loss) on disposal of discontinued business, net of income taxes        ($302)     ($1,158)
Cumulative effect of a change in accounting principle                 ($4,913)           -
Net (loss)                                                            ($7,686)     ($1,341)
Net (loss) per share                                                   ($1.10)      ($0.24)
Weighted average number of shares outstanding                       6,965,485    5,603,689





                           BALANCE  SHEET  DATA
                                  December  31,

 (dollars in thousands)          1996      1995
                             ---------  -------
Total assets                 $ 95,264   $79,351
Total liabilities            $ 80,262   $56,601
Retained earnings (deficit)   ($7,134)  $   552
Stockholders' equity         $ 15,002   $22,750


     The Company's revenues increased 7% from $12.5 million in 1995 to $13.5 million in 1996. Net income (loss) from continuing operations decreased from $.5 million in 1995 to ($2.5) million in 1996. Earnings (loss) per share from continuing operations for 1995 were $0.10, based on 5.6 million weighted average shares outstanding, compared with ($0.35) per share, based on 7.0 million weighted average shares outstanding, for 1996. Net (loss) increased from ($1.3) million in 1995 to a loss of ($7.7) million in 1996 while net
(loss) per share increased from ($0.24) in 1995 to ($1.10) in 1996 primarily due to a 1996 charge for the cumulative effect of a change in accounting principle of $4.9 million and a $3.0 million decrease in 1996 income from continuing operations.


CONTINUING  OPERATIONS
                                            SELECTED  OPERATING  DATA
                                          Years  ended  December  31,

(dollars in thousands, except where noted)            1996      1995
                                                   --------
Interest income                                    $13,471   $12,501
Other income                                       $    30   $   141
Provision for credit losses                        $   911   $ 1,635
Operating expenses                                 $11,801   $ 6,463
Interest expense                                   $ 4,737   $ 3,686
Operating expenses as a % of average receivables        17%       12%
Contracts from Dealer Network                        6,125     4,892
Contracts from Company Dealerships                     148     1,480
                                                   --------  --------
 Total contracts                                     6,273     6,372
Average amount financed (dollars)                  $10,390   $ 8,407



REVENUES
Total revenues for the year ended December 31, 1996 increased $0.9 million when compared to the same period in 1995. Interest income increased $1.0 million, or 8%, from $12.5 million in 1995 to $13.5 million in 1996. This increase was due to greater interest income generated from the 33% increase in the Company's loan portfolio from $62.2 million at December 31, 1995, to $82.9 million at December 31, 1996, offset by the increase in the amortization of excess interest of $2.2 million as explained in Note 2 of the Notes to Consolidated Financial Statements.

The most significant aspect of the growth in the Company's loan portfolio is attributable to the increased number of loans generated from the Dealer Network. The number of contracts generated from the Dealer Network increased 25% from 4,892 in 1995 to 6,125 in 1996. The dollar value of these Contracts increased $21.5 million, or 51%, from $42.6 million in 1995 to $64.1 million in 1996. The increase in Contracts mainly was due to the expansion of the Dealer Network in 1996.

     The number of loan originations from the CarMart operations decreased 90% from 1,480 in 1995 to 148 in 1996. The dollar value of these Contracts decreased $9.9 million, or 90%, from $11.0 million in 1995 to $1.1 million in 1996. The decrease in Contacts mainly was due to the March 31, 1995 closing of the Company's Lakewood, Colorado, retail store, the January 1996 closings of the Englewood, Colorado, and Colorado Springs, Colorado, retail stores, the May 31, 1996 closing of the Aurora, Colorado, retail store and the Company's continued focus in 1996 on the expansion of the Dealer Network.

     The total number of Contracts generated by the Company decreased 2% from 6,372 in 1995 to 6,273 in 1996. The dollar value of these Contracts increased $11.6 million, or 22%, from $53.6 million in 1995 to $65.2 million in 1996. The average amount financed increased 24% from $8,407 in 1995 to $10,390 in 1996. The average discount on all Contracts purchased pursuant to the discounted Finance Programs decreased from 17.1% in 1995 to 6.6% in 1996. The increase in the average amount financed and the decrease in the purchase discount were primarily due to new Finance Programs introduced in 1995 and 1996 and more selective buying beginning in the third quarter of 1996, with the intent to reduce credit loses.

     At December 31, 1995 and 1996, approximately $12.8 million, or 21%, and $4.7 million, or 6%, of the Automobile Receivables loan portfolio were generated from the CarMart operations.

     Other  income  decreased  $111,000,  or  79%,    from $141,000 in 1995 to
$30,000  in  1996  due  primarily  to a decrease in insurance servicer income.

COSTS  AND  EXPENSES
The provision for credit losses decreased $.7 million, or 44%, from $1.6 million in 1995 to $.9 million in 1996. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results for Contracts purchased prior to
     January 1, 1995. The decrease in the provision for credit losses primarily was due to the introduction of the excess interest method to record allowances effective January 1, 1995 (see Note 2 of the Notes to Consolidated Financial Statements), as well as changes in certain of the Company's programs. Net charge-offs as a percentage of average net automobile receivables increased ("Net Charge-off Increase") from 16.5% in 1995 to 19.5% in 1996. The Company anticipates that net charge-offs as a percentage of average net automobile receivables will decrease in the future due to the implementation of the company's credit scoring system in 1996. The Company had 2.9% of its loan portfolio over 60 days past due at December 31, 1995 compared with 2.2 % at December 31, 1996.

     Certain of the increase in charge-offs are a result in the change in the mix of loan program type purchased by the Company and a general increase in the age of the portfolio. In addition, certain Contracts purchased in 1995 have contributed to the increase in charge-offs in 1996. In 1996, the number of loans purchased at less than face value increased by 239% when compared to 1995. The risk model for these loans anticipates a higher percentage of charge-offs and delinquencies, the cost of which is intended to be off-set by the discount in the purchase of these loans. The risk adjusted yields (net yield on amounts paid for Contracts based on Contract cash flows calculated at the note interest rate and adjusted for prepayments, defaults and recoveries) in these programs is estimated to be as good as, or better than, the Company's loan programs which have lower anticipated charge-offs and delinquencies.

     In an attempt to improve the credit quality of Contracts purchased, and reduce charge-offs, the Company implemented an internally developed credit scorecard during the third quarter of 1996 to assist in the evaluation of credit quality and lower future charge-offs.

     Effective October 1, 1996, the Company adopted a new methodology for reserving for and analyzing its loan losses. This accounting method is commonly referred to as static pooling. The static pooling reserve methodology allows the Company to stratify its Automobile Receivables portfolio, and the related components of its Allowance for Credit Losses (i.e. discounts, excess interest, charge offs and recoveries) into separate and identifiable quarterly pools. These quarterly pools, along with the Company's estimate of future principle losses and recoveries, are analyzed quarterly to determine the adequacy of the Allowance for Credit Losses. The method previously used by the Company to analyze the Allowance for Credit Losses was based on the total Automobile Receivables portfolio.

     As part of its adoption of the static pooling reserve method, where necessary, the Company adjusted its quarterly pool allowances to a level necessary to cover all anticipated future losses (i.e. life of loan) for each related quarterly pool of loans.

     Under static pooling, excess interest and discounts are used to increase the Allowance for Credit Losses and represent the Company's primary reserve for future losses on its portfolio. To the extent that any quarterly pool's excess interest and discount reserves are insufficient to absorb future estimated losses, net of recoveries, adjusted for the impact of current delinquencies, collection efforts, and other economic indicators including analysis of the Company's historical data, the Company will provide for such deficiency through a charge to the Provision for Credit Losses and the establishment of an additional Allowance for Credit Losses. To the extent that any excess interest and discount reserves are determined to be sufficient to absorb future estimated losses, net of recoveries, the difference will be accreted into interest income on an effective yield method over the estimated remaining life of the related quarterly static pool.

     Operating expenses increased $5.3 million, or 83%, from $6.5 million in 1995 to $11.8 million in 1996. The major components of the increase in operating expenses are as follows:



(dollars in thousands)                1996      1995   Increase
                                   --------  --------  ---------
Salaries and benefits              $ 5,737   $ 3,693   $   2,044
Depreciation and amortization        1,321       922         399
Consulting and professional fees     2,535     1,363       1,172
Telephone                              487       226         261
Travel and entertainment               404       163         241
Loan origination fees               (1,155)   (2,227)      1,072
Rent/Office Supplies/Postage         1,077       988          89
All other                            1,395     1,335          60
                                   --------  --------  ---------
                                   $11,801   $ 6,463   $   5,338
                                   ========  ========  =========



     Interest expense increased $1.0 million, or 29%, from $3.7 million in 1995 to $4.7 million in 1996. This increase primarily was due to an increase in borrowings that provided the necessary working capital for the Company to increase its loan portfolio from $62.2 million at December 31, 1995 to $82.9 million at December 31, 1996. Since December 31, 1995, net increases in the Company's debt were as follows:

 (dollars  in  thousands)

Notes payable - LaSalle               $ 5,250
Installment note payable                3,000
Convertible senior subordinated debt    5,000
Automobile receivables-backed notes     9,486
                                      -------
     Total                            $22,736
                                      =======


     The average annualized interest rate on the Company's debt was 7.1% in 1996 versus 7.7% in 1995. This decrease was primarily due to lower interest rates associated with the Company's Series 1994-A, Series 1995-A and Series 1995-B Notes as compared to those charged under the Company's prior credit facility with Citicorp.

     The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 16.2% in 1995 to 12.3% in 1996. The decrease was due primarily to the amortization of excess interest receivable as described in Note 2 of the Notes to Consolidated Financial Statements.

NET  INCOME
Net income (loss) from continuing operations decreased $3.0 million from $.5 in 1995 to $(2.5) million in 1996. This decrease was primarily due to the following changes on the Consolidated Statement of Operations:

                               Increase (Decrease) to Net Income
(in millions of dollars)             From Cont. Operations
                               -----------------------------------
Interest  and other income     $                              0.9
Provision for credit losses                                   0.7
Operating expenses                                           (5.3)
Interest expense                                             (1.1)
Income tax expense                                            1.8
                               -----------------------------------
Net (decrease) to net income
  from continuing operations   $                             (3.0)
                               ===================================


DISCONTINUED  OPERATIONS
                                     SELECTED  OPERATING  DATA
                                   Years  ended  December  31,

(dollars in thousands, except where noted)    1996       1995
                                            -------  ---------
Sale of vehicles                            $1,301   $ 11,307
Other income                                $   15   $     55
Cost of vehicles sold                       $1,085   $  6,576
Provision for credit losses                 $  274   $  2,893
Operating expenses                          $  795   $  3,013
Interest expense                                 -   $     31
Loss on disposal of discontinued business    ($301)   ($1,158)
Gross margin % on vehicle sales                 20%        42%
Operating expenses as a % of revenues           60%        27%


     In February 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations. In
April 1996, the Company extended the disposal date of the CarMart business from April 30, 1996 to May 31, 1996. The CarMart business ceased operations on May 31, 1996. The results of operations of the CarMart business for 1995 are included in the Consolidated Statement of Operations under the caption (Loss) from discontinued operations. The results of operations for 1996 were included in the loss on disposal. At March 31, 1996 and September 30, 1996, the Company recorded additional losses on disposal of $150,000 and $355,000 pretax ($93,900 and $207,551 after tax), respectively, related to the disposal of the CarMart business.

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

REVENUES
Revenues from the sale of vehicles decreased $10.0 million, or 88%, from $11.3 million in 1995 to $1.3 million in 1996. This decrease was primarily due to the March 15, 1995 closing of the Company's Lakewood, Colorado, retail car lot, the January 1996 closings of the Englewood, Colorado, and Colorado Springs, Colorado, retail car lots and the May 31, 1996 closing of the Aurora, Colorado retail lot.

     Other income, which primarily represents revenue derived from customer repairs performed by the Company's repair shop, decreased $40,000 in 1996.

COSTS  AND  EXPENSES
The cost of vehicles sold decreased $5.5  million, or 84%, from $6.6 million in 1995 to $1.1 million in 1996. As a percentage of corresponding vehicle sales, the cost was 58% in 1995 and 83% in 1996.

     The provision for credit losses decreased $2.6 million, or 91%, from $2.9 million in 1995 to $.3 million in 1996. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results for its CarMart portfolio. The decrease in the provision for credit losses was due primarily to the decrease in CarMart sales and associated financing over this period. See the discussion above in Continuing Operations regarding the provision and allowance for credit losses for additional analysis and explanation of the Company's charge-offs, delinquencies and risk model.

     Operating expenses decreased $2.2 million, or 73%, from $3.0 million in 1995 to $.8 million in 1996. As a percentage of revenues, operating expenses for 1995 were 27% compared to 61% in 1996. This increase was due primarily to the relatively high percentage of fixed to variable overhead costs associated with operating the CarMart business and the general decrease in CarMart sales from 1995 to 1996.


The  major  components  of  the increase in operating expenses are as follows:

                                       Increase
(dollars in thousands)   1996    1995  (Decrease)
                        -----  ------  ----------
Salaries and benefits   $ 161  $1,611    ($1,450)
Advertising                88     678       (590)
Rent                      100     334       (234)
All other                 446     390         56
                        -----  ------  ----------
                        $ 795  $3,013    ($2,218)
                        =====  ======  ==========

     The Company allocated interest expense of $31,000 to discontinued operations in 1995. The allocation was based on the ratio of discontinued net assets to consolidated net assets plus consolidated debt.

LOSS  ON  DISPOSAL
The loss on disposal of the CarMart business of $1.8 million in 1995 ($1.2 million after tax) was comprised primarily of a provision of $1.2 million
(pre-tax) for estimated future losses on Contracts originated through the CarMart retail stores. Also, included in the loss on disposal was $.5 million (pre-tax) for estimated 1996 losses from the operations of the CarMart business through the disposal date and $.1 million (pre-tax) related to estimated CarMart closing costs.

     The loss on disposal of the Carmart business of $.5 million in 1996 ($.3 million after tax) was due primarily to greater than anticipated closing costs and the extension of the disposal date from April 30, 1996 to May 31, 1996.

                      LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flows for the years ended December 31, 1996 and 1995 are summarized as follows:

     CASH  FLOW  DATA
(dollars  in  thousands)                       Years  ended  December  31,
                                                          1996       1995
                                                      ---------  ---------
Cash flows from:
 Operating activities                                 $  2,377   $  5,937
 Investing activities                                  (30,004)   (28,306)
 Financing activities                                   21,607     29,590
                                                      ---------  ---------
Net increase (decrease) in cash and cash equivalents   ($6,020)  $  7,221
                                                      =========  =========



     The Company's business has been and will continue to be cash intensive. The Company's principal need for capital is to fund cash payments made to Dealers and to third-party originators in connection with purchases of installment contracts. These purchases have been financed through the Company's capital, private placement borrowings and cash flows from operations. It is the Company's intent to use its Revolving Note and revolving line of credit, as described in detail below, to provide the liquidity to finance the purchase of installment Contracts.

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

     In addition to its efforts to obtain a new credit facility, as described above, the Company on November 1, 1996, obtained a $3 million term loan from Pacific USA Holdings Corp. as described in Note 5 to the Company's Consolidated Financial Statements.

     The Agreements underlying the terms of the Company's Automobile Receivable - Backed Securitization Program ("Securitization Program") and the corresponding Revolving Notes and Warehouse Notes, described below, contain certain covenants which if not complied with, could materially restrict the Company's liquidity. Although the Company endeavors to comply with these covenants, no assurance is given that the Company will continue to be in compliance. Furthermore, if the Net Charge-Off Increase continues to grow substantially in future reporting periods, it negatively will impact the Company's liquidity and could impair its ability to increase its loan portfolio. Under the terms of the Revolving Note, approximately 80% of the face amount of Contracts, in the aggregate, is advanced to the Company for purchasing qualifying Contracts. The balance must be financed through capital.

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

     In May of 1995, MF Receivables issued its Floating Rate Auto Receivable-Backed Note ("Revolving Note" or "Series 1995-A Note"). The Revolving Note has a stated maturity of October 16, 2002. MF Receivables acquires Contracts from the Company which are pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving Note is repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest, on the underlying Contracts. The Revolving Note can be used to borrow up to an aggregate of $150 million through May 16, 1998. The Term Notes have a fixed rate of interest and likewise are repaid from collections on the underlying Contracts. An Indenture and Servicing Agreement require that the Company and MF Receivables maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture requires MF Receivables to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including Contracts pledged as collateral for Series 1994-A Term Notes and the Series 1995-B Term Notes, as well as all future Contracts acquired by MF Receivables.

     The Series 1995-A Note bears interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provides customary collection and servicing activities for the Contracts. The Revolving Note has a stated maturity of October 16, 2002 and an expected termination date of May 16, 1998. The maximum limit for the Series 1995-A Note is $40 million. On September 15, 1995, MF Receivables issued the

Series 1995-B Term Notes ("Series 1995-B Notes") in the amount of $35,552,602. The Series 1995-B Notes accrue interest at a fixed note rate of 6.45% per annum. The Series 1995-B Notes are expected to be fully amortized by June 1999; however, the debt maturities are based on principal payments received on the underlying receivables which may result in a different final maturity. The proceeds from the issuance of the Series 1995-B Notes were used to retire, in full, the 1995-A Note, which will be used to accumulate an additional $114.4 million in $40 million increments.

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

     As of December 31 1996, the Series 1994-A Notes, Series 1995-A Note and Series 1995-B Notes and underlying receivables backing those notes were as follows:

                                           Underlying
(dollars in thousands)  Note Balance   Receivable Balance
                        -------------  -------------------
Series 1994-A Notes     $       4,837  $             4,898
Series 1995-A Note             39,967               50,551
Series 1995-B Notes            14,352               15,680
                        -------------  -------------------
Total                   $      59,156  $            71,129
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

     On or about June 28, 1996, the Company and Black Diamond entered into a letter agreement amending (the "Amendment") their rights and obligations with respect to the Purchase Agreement and Indenture dated January 9, 1996. The Amendment provides the following:

1. The conversion price of the $5,000,000 in principal amount of 12% Notes issued on or about January 9, 1996, is fixed at $4.00 per share.

2. The initial conversion price for up to $5,000,000 in principal amount of any Additional 12% Notes, if any, is $3.00 per share.

3.          The  expiration  date  of  the  option  is  September  10,  1998.

At the Annual Shareholders' Meeting held on September 10, 1996, the shareholders voted to ratify the amended Purchase Agreement and Indenture dated January 9, 1996.

     In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by the lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment of the line of credit consists of all Contracts pledged and all other assets of the Company. The Company has agreed to maintain certain restrictive loan covenants. As of December 31, 1996, the Company had borrowed $5,250,000 against this line of credit.

     On October 9, 1996, the Company entered into a Securities Purchase Agreement with Pacific USA Holdings Corp. ("Pacific") whereby, amongst other things, Pacific agreed to acquire certain shares of the Company's Class A Common Stock. On November 1, 1996, the Company entered into a Loan Agreement with Pacific whereby Pacific loaned the Company $3 million ("Pacific Loan"). On February 7, 1997, the Securities Purchase Agreement was terminated by the parties; however, the Pacific Loan and its corresponding Installment Note remained in effect.

     The Installment Note accrues interest at a fixed rate per annum of 9% and is payable interest only from November, 1996 through November, 1997; monthly principal payments of $100,000 are due beginning December, 1997, and continuing each month thereafter through and including November, 1998. The unpaid principal amount of the Installment Note, plus accrued and unpaid interest, is due and payable November 16, 1998.

     The collateral securing payment of the Installment Note consists of 100% of the authorized, issued and outstanding shares of stock of MF Receivables Corp. I, consisting of 1,000 shares of common stock $0.01 par value per share. Among other covenants, the Company has agreed to maintain the monthly outstanding balance of all retail installment contracts owned by MF Receivables Corp. I, less the then outstanding principal balance of all debt issued by MF Receivables Corp. I, at a level in excess of 3.5 times the then outstanding principal balance of the Installment Note.

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

     In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of December 31, 1996, the Company had repurchased 26,900 shares of Class A Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not anticipate a change in this policy in the foreseeable future. Certain of the Company's loan agreements contain covenants that restrict the payment of cash dividends.

     The Company's cash needs will, in part, continue to be funded through a combination of earnings and cash flow from operations and its existing warehouse credit facility and line of credit. In addition, the Company continues to pursue additional sources of funds including, but not limited to, various forms of debt and/or equity. The ability of the Company to maintain past growth levels will, in large part, be dependent upon obtaining such additional sources of funding, of which no assurance can be given. Failure to obtain additional funding sources will materially restrict the Company's future business activities and could, in the future, require the Company to sell certain of the Loans in its Portfolio to meet its liquidity requirments.

OTHER

ACCOUNTING  PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board ("FASB")issued Statement No. 123, Accounting for Stock Based Compensation, (SFAS 123) which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. SFAS 123 is required for such grants, described above, to acquire goods and services from non-employees. Additionally, although expense recognition is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method. The Company has adopted SFAS 123 in the fourth quarter of fiscal 1995 and disclosed pro forma net income and earnings per share information related to the 272,500 employee stock options granted in 1996 in Note 6 of the Notes to Consolidated Financial Statements.

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

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to December 31, 1996.

FUTURE  EXPANSION  AND  STRATEGY

     The Company's strategy is to increase the size of its loan portfolio while maintaining the integrity of the credit quality of auto loans acquired.

     The Company plans to implement its growth strategy by: (1) Expanding its Dealer Network; (2) Increasing the number and amount of loans purchased from
third-party  originators;    (3)  Purchasing  portfolios  of  seasoned  loans
originated by others; (4) Continuing its efforts to increase the credit quality of its portfolios and reduce credit losses and charge-offs; and (5) Decrease the percentage of Operating Expenses to Total Portfolio Outstanding by increasing the Portfolio while decreasing Operating Expenses.

     During 1996 the Company acquired Contracts from approximately 425 Dealers in 21 states, the majority of which were purchased in 5 states ("Primary States"). In order to increase efficiency and reduce operating expenses , the Company in 1997 has temporarily reduced its marketing representatives from 16 to 6 in the Primary States. In order to expand it's Dealer Network in the last three quarters of 1997 the Company intends selectively to hire and train new marketing representatives and to emphasize quality Dealer service.

     In the latter part of 1996 the Company initiated a program of purchasing loans from a third-party originator for a fee. These loans were underwritten by the third-party originator to conform to standards established by the Company. All loans purchased by the Company are either re-underwritten or audited by Company personnel prior to funding. During the first quarter of 1997 the Company has entered into agreements with two similar originators and is negotiating an agreement with an additional party to provide contracts for the Company to purchase These third-party agreements, if successful, may provide additional loan production for the Company without certain of the costs associated with purchasing loans through its dealer network.

     The Company also plans to pursue the purchase of loan portfolios previously originated by sub-prime automobile contract originators. The Company does not know, at this time, if such portfolios can be acquired at prices that provide a risk adjusted yield to the Company that is sufficient to meet the Company's criteria. Nor does the Company know if Capital or credit facilities can be obtained to fund such purchases.

     The Company in 1997 believes it has improved the credit quality of loans through instituting new in house training programs for its credit buyers
and  underwriters.      This  re-emphasis  on its people  in conjunction with
program modifications and its credit scoring system may help to decrease charge-offs in the future. The Company also has revised certain of its collection and recovery policies along with employing a new Vice President and Senior Manager of collections and strongly believes that collections in 1997
will  positively    be  affected  by  these  changes.
     .
     Other strategies for the future include forming a strategic alliance with another company, either currently engaged in or interested in entering the sub-prime automobile finance industry. An alliance, if formed, may result in additional Capital and warehouse lines of credit as well as increased loan volume and cost efficiencies obtained by combining operations.

     In addition to the above, the Company intends to pursue contractual servicing arrangements, whereby, the Company will earn fee income by providing servicing of loan portfolios owned by third-parties. Although no assurance can be given that such contractual arrangements will be consummated, the Company believes such opportunities exist and intends to pursue them accordingly.

     Implementation of the foregoing strategy will be dependent upon a number of factors including, but not limited to: i) competition; ii) marketing efficiency; iii) ability of the Company to acquire Contracts at prices commensurate with estimated risk; and, iv) maintaining and increasing capital and warehouse lines of credit, of which no assurance is given..

ITEM  7.    FINANCIAL  STATEMENTS.

                   MONACO FINANCE, INC. AND SUBSIDIARIES

TABLE  OF  CONTENTS
                                      Page
Independent Auditors' Report     30
Consolidated Balance Sheets
- December 31, 1996 and 1995     31
Consolidated Statements of
Operations - For the Years Ended
December 31, 1996 and 1995       32
Consolidated Statements of
Stockholders' Equity - For the
Years Ended
December 31, 1996 and 1995       33
Consolidated Statements of
Cash Flows  - For the Years
Ended December 31, 1996 and 1995 34
Notes to the Consolidated
Financial Statements             35-55

                                                                      Ehrhardt
                                                                         Keefe
                                                                     Steiner &
                                                                    Hottman PC
                                                   Certified Public Accountant
                                                               and Consultants

                         INDEPENDENT AUDITORS' REPORT



The  Board  of  Directors  and  Stockholders
Monaco  Finance,  Inc.  and  Subsidiaries
Denver,  Colorado

     We have audited the accompanying consolidated balance sheets of Monaco Finance, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monaco Finance, Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                     /s/ Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC


     March  21,  1997
Denver,  Colorado

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                                                     CONSOLIDATED BALANCE SHEETS
                                                                      DECEMBER 31, 1996 AND 1995
                                                                            December 31,

                                                                  1996                       1995
                                                              ------------                -----------

ASSETS
     Cash and cash equivalents                                $ 1,227,441                 $ 7,247,670
     Restricted cash                                            4,463,744                   3,694,886
     Automobile receivables - net (Notes 2 and 5)              81,890,935                  60,668,324
     Repossessed vehicles held for sale                         2,314,869                   2,637,188
     Income tax receivable (Note 7)                               350,000                      23,608
     Deferred income taxes (Note 7)                             1,581,651                      42,758
     Furniture and equipment, net of accumulated
       depreciation of $1,326,215 (1996) and $701,487 (1995)    2,055,902                   1,615,428
     Net assets of discontinued operations (Note 8)                     -                   1,661,986
     Other assets                                               1,379,526                   1,759,253
                                                              ------------                -----------
          Total assets                                        $95,264,068                 $79,351,101
                                                              ============                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                                         $   851,838                 $   453,240
     Accrued expenses and other liabilities                       619,125                      93,151
     Notes payable (Note 3)                                     5,250,000                           -
     Installment note payable (Note 5)                          3,000,000                           -
     Convertible subordinated debt (Note 5)                     1,385,000                   1,385,000
     Senior subordinated debt (Note 5)                          5,000,000                   5,000,000
     Convertible senior subordinated debt (Note 5)              5,000,000                           -
     Automobile receivables-backed notes (Note 5)              59,156,101                  49,670,127
                                                              ------------                -----------
          Total liabilities                                    80,262,064                  56,601,518
Commitments and contingencies (Note 4)
Stockholders' equity (Note 6)
       Preferred stock; no par value, 5,000,000 shares
         authorized, none issued or outstanding                         -                           -
       Class A common stock, $.01 par value; 17,750,000
         shares authorized, 5,648,379 shares (1996) and
         5,672,279 shares (1995) issued                            56,484                      56,723
       Class B common stock, $.01 par value; 2,250,000
         shares authorized, 1,323,715 shares (1996) and
         1,306,000 shares (1995) issued                            13,237                      13,060
       Additional paid-in capital                              22,066,089                  22,127,941
       Retained earnings (deficit)                             (7,133,806)                    551,859
Total stockholders' equity                                     15,002,004                  22,749,583
                                                              ------------                -----------
Total liabilities and stockholders' equity                    $95,264,068                 $79,351,101
                                                              ============                ===========

     See  notes  to  consolidated  financial  statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS  ENDED DECEMBER 31, 1996 AND 1995

                                                                        YEARS  ENDED  DECEMBER  31,
                                                                               1996           1995
                                                                       -------------  -------------

REVENUES:
Interest                                                               $ 13,470,631   $ 12,500,879
Other income                                                                 30,122        141,264
                                                                       -------------  -------------
     Total revenues                                                      13,500,753     12,642,143

COSTS AND EXPENSES:

Provision for credit losses (Note 2)                                        910,558      1,634,698
Operating expenses                                                       11,800,782      6,463,267
Interest expense (Notes 3 and 5)                                          4,737,375      3,685,707
                                                                       -------------  -------------
     Total costs and expenses                                            17,448,715     11,783,672
                                                                       -------------  -------------

Income (loss) from continuing operations before income taxes and
    cumulative effect of a change in accounting principle                (3,947,962)       858,471
Income tax expense (benefit) (Note 7)                                    (1,476,538)       321,068
                                                                       -------------  -------------

Income (loss) from continuing operations before cumulative effect
    of a change in accounting principle                                  (2,471,424)       537,403

(Loss) from discontinued operations, net of
   applicable income taxes (Notes 7 and 8)                                        -       (720,607)

(Loss) on disposal of discontinued business, net of
   applicable income taxes (Notes 7 and 8)                                 (301,451)    (1,157,891)

Cumulative effect of a change in accounting principle (Notes 2 and 7)    (4,912,790)             -
                                                                       -------------  -------------

Net (loss)                                                              ($7,685,665)   ($1,341,095)
                                                                       =============  =============


EARNINGS (LOSS) PER SHARE (NOTES 1 AND 6):

Income (loss) from continuing operations before cumulative effect
    of a change in accounting principle                                      ($0.35)  $       0.10
(Loss) from discontinued operations                                               -          (0.13)
(Loss) on disposal of discontinued business                                   (0.04)         (0.21)
Cumulative effect of a change in accounting principle                         (0.71)             -
                                                                       -------------  -------------

Net (loss) per common and common equivalent share                            ($1.10)        ($0.24)
                                                                       =============  =============

Weighted average number of shares outstanding                             6,965,485      5,603,689



     See  notes  to  consolidated  financial  statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   FOR THE YEARS  ENDED DECEMBER 31, 1996 AND 1995

                                        Class  A              Class  B        Additional
                                     Common  Stock          Common  Stock       Paid-in-     Retained
                                   Shares     Amount     Shares     Amount     Capital       Earnings        Total
                                 ----------  --------  ----------  --------  ------------  -------------  ------------

Balance - December 31, 1994      3,363,662   $33,637   1,355,000   $13,550   $12,231,758   $  1,892,954   $14,171,899
Exercise of B warrants           1,622,970    16,230           -         -     7,586,376              -     7,602,606
Exercise of A warrants             140,000     1,400           -         -       631,600              -       633,000
Exercise of underwriter's units    137,000     1,370           -         -       491,830              -       493,200
Conversion of shares                49,000       490     (49,000)     (490)            -              -             0
Conversion of debentures           359,647     3,596           -         -     1,186,377              -     1,189,973
Net (loss) for the year                  -         -           -         -             -     (1,341,095)   (1,341,095)
                                 ----------  --------  ----------  --------  ------------  -------------  ------------
Balance - December 31, 1995      5,672,279    56,723   1,306,000    13,060    22,127,941        551,859    22,749,583
Purchase of treasury stock         (26,900)     (269)          -         -       (84,845)             -       (85,114)
Conversion of shares                 3,000        30      (3,000)      (30)            -              -             0
Treasury stock adjustment                -         -      20,715       207        22,993              -        23,200
Net (loss) for the year                  -         -           -         -             -     (7,685,665)   (7,685,665)
                                 ----------  --------  ----------  --------  ------------  -------------  ------------
Balance - December 31, 1996      5,648,379   $56,484   1,323,715   $13,237   $22,066,089    ($7,133,806)  $15,002,004
                                 ==========  ========  ==========  ========  ============  =============  ============


See  notes  to  consolidated  financial  statements.







                    MONACO FINANCE, INC. AND SUBSIDIARIES


                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS  ENDED DECEMBER  31, 1996 AND 1995

                                                                        Years  ended  December  31,
                                                                           1996           1995
                                                                       -------------  -------------

Cash flows from operating activities:
---------------------------------------------------------------------
     Net income (loss)                                                  ($7,384,214)  $    537,403
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Depreciation                                                      575,539        345,162
          Provision for credit losses                                       910,558      1,634,698
          Cumulative effect of a change in accounting principle           4,912,790              -
          Amortization of excess interest                                 3,704,234      1,523,998
          Amortization of other assets                                      745,258        575,969
          Deferred tax asset                                             (1,538,893)       (42,758)
          Other                                                              77,154         70,679
                                                                       -------------  -------------
                                                                          2,002,426      4,645,151
     Change in assets and liabilities:
          Receivables                                                    (1,570,892)    (1,379,060)
          Prepaid expenses                                                 (104,365)       (43,318)
          Accounts payable                                                  300,761        (76,976)
          Accrued liabilities and other                                     727,425         48,007
          Income taxes payable                                                    -       (548,418)
                                                                       -------------  -------------
     Net cash flows from continuing operations                            1,355,355      2,645,386
     Net cash flows from discontinued operations                          1,021,611      3,291,175
                                                                       -------------  -------------
Net cash provided by operating activities                                 2,376,966      5,936,561
                                                                       -------------  -------------
Cash flows from investing activities:
---------------------------------------------------------------------
     Retail installment sales contracts - purchased                     (65,973,183)   (41,485,949)
     Retail installment sales contracts - originated                     (1,519,376)   (11,699,374)
     Proceeds from payments on contracts - purchased                     33,818,222     19,579,396
     Proceeds from payments on contracts - originated                     4,611,648      6,323,846
     Purchase of furniture and equipment                                   (937,644)    (1,023,694)
     Equipment deposits and other                                            (3,614)             -
                                                                       -------------  -------------
Net cash (used in) investing activities                                 (30,003,947)   (28,305,775)
                                                                       -------------  -------------
Cash flows from financing activities:
---------------------------------------------------------------------
     Net borrowings (repayments) under line of credit                     5,250,000     (3,090,000)
     Net (increase) in restricted cash                                     (768,858)    (2,100,883)
     Proceeds from issuance of convertible senior subordinated notes      5,000,000              -
     Proceeds from  issuance of installment note                          3,000,000              -
     Borrowings on asset-backed notes                                    42,348,989     49,242,379
     Repayments on asset-backed notes                                   (32,863,015)   (21,777,306)
     Purchases of treasury stock and other adjustments                      (59,042)             -
     Proceeds from exercise of  warrants                                          -      8,718,613
     Increase in debt issue and conversion costs                           (301,322)    (1,402,506)
                                                                       -------------  -------------
Net cash provided by financing activities                                21,606,752     29,590,297
                                                                       -------------  -------------
Net increase (decrease) in cash and cash equivalents                     (6,020,229)     7,221,083
Cash and cash equivalents, beginning of year                              7,247,670         26,587
                                                                       -------------  -------------
Cash and cash equivalents, end of year                                 $  1,227,441   $  7,247,670
                                                                       =============  =============
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                            $  4,535,614   $  3,514,255
                                                                       =============  =============
     Cash paid during the year for income taxes                        $      1,455   $  1,006,641
                                                                       =============  =============

     Non-cash  investing  and  financing  activities:
     In  1996,  the  Company  issued  a  note for $107,407 for the sale of furniture and equipment.
     In  1995,  $1,230,000  (net of debt issue costs) of 7% Convertible Subordinated Notes (Note 5)
were    converted  into  359,647  shares  of  Class  A  Common  Stock.

     See  notes  to  consolidated  financial  statements.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Monaco Finance, Inc. (the "Company"), is engaged in the business of providing alternative financing programs primarily to purchasers of used vehicles. The Company commenced operations in June 1988. The Company provides such automobile financing programs by acquiring retail installment sale contracts (the "Contracts") from certain selected automobile dealers in approximately 21 states ("Dealer Network"). The Contracts are acquired by the Company through automobile financing programs it sponsors. In February, 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations. The CarMart business ceased operations on May 31, 1996.

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

RESTRICTED  CASH

Restricted cash represents cash collections related to the Automobile Receivables-Backed Notes (Note 5). On a monthly basis, all cash collections in excess of disbursements to the noteholders of the Automobile Receivables-Backed Notes and other general disbursements are paid to MF Receivables Corp. I. At December 31, 1996 and 1995, the Company had $3,329,031 and $2,911,582, respectively, of its restricted cash balances invested in U.S. government securities.

FINANCE  RECEIVABLES

Finance receivables primarily represent receivables generated from Contracts purchased from the Dealer Network and from Contracts from the retail sale of automobiles at the Company's CarMart stores. At December 31, 1996 and 1995, approximately $4.7 million, or 6%, and $12.8 million, or 21%, of the Automobile Receivables loan portfolio were generated from the CarMart operations.

REPOSSESSED  VEHICLES  HELD  FOR  RESALE

Repossessed vehicles held for resale consists of repossessed vehicles awaiting liquidation. Repossessed vehicles are carried at estimated actual cash value. At December 31, 1996 and 1995, approximately 651 and 658 repossessed vehicles, respectively, were awaiting liquidation. Included are vehicles held for resale, vehicles which have been sold for which payment has not been received and unlocated vehicles (skips), the value of which may be reimbursed from insurance.

FURNITURE  AND  EQUIPMENT

Furniture and equipment are stated at acquisition cost.  Major additions are capitalized, whereas maintenance, replacements and repairs are expensed. Depreciation is provided for in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

REVENUE  RECOGNITION

At Company owned CarMart stores, the Company recognized revenues on the sales of vehicles at the point the sales contract was completed. Interest income from finance receivables is recognized using the interest (actuarial) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for ninety days or more. The accrual is resumed when the loan is less than ninety days delinquent, and collectible past-due interest income is recognized at that time. Any discounts recognized from the purchase of installment contracts are added to the allowance for
credit  losses.    Insurance  servicer  income  was  recognized  as  earned.

CREDIT  LOSSES

Provisions for credit losses are continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover losses over the life of the loans in the existing portfolio. The Company's charge-off policy is to automatically charge-off any installment contract that is 100 days contractually past due. Effective March 1, 1997, the Company changed its charge-off policy to require that all contracts 120 days past due are charged-off.

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

LOAN  ORIGINATION  FEES  AND  COSTS

Fees received and direct costs incurred for the origination of Contracts are offset and any excess fees are deferred and amortized to interest income over the contractual lives of the Contracts using the interest method. Unamortized amounts, if any, are recognized in income at the time Contracts are sold or paid in full. Direct costs incurred in excess of fees received are expensed as incurred.

CONCENTRATION  OF  CREDIT  RISKS

The Company's customers are not concentrated in any specific geographic region. However, their primary concentration of credit risk relates to lending to individuals who cannot obtain traditional bank financing. The Company places its temporary cash investments with high quality institutions, and by policy, limits the amount of credit exposure to any one institution. The Company does, however, on occasion exceed the FDIC federally insured limits and at December 31, 1996 and 1995 exceeded the amount by $5,666,759 and
     $8,100,788,  respectively.

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

TREASURY  STOCK

In accordance with Section 7-106-302 of the Colorado Business Corporation Act, shares of its own capital stock acquired by a Colorado corporation are deemed to be authorized but unissued shares. APB Opinion No. 6 requires the accounting treatment for acquired stock to conform to applicable state law. As such, 26,900 shares of Class A Common Stock purchased in 1996 has been reported as a reduction to Class A Common Stock and Additional Paid-in-Capital.

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform with the current year presentation.


NOTE  2  -  AUTOMOBILE  RECEIVABLES

Automobile  receivables  consist  of  the  following:
                                                    December 31,
                                                   --------------
                                                            1996          1995
                                                   --------------  ------------
Automobile Receivables
Retail installment sales contracts                 $  11,777,343   $ 3,843,301
Retail installment sales contracts-Trust (Note 5)     71,129,192    58,358,835
Excess interest receivable                             6,555,682     3,312,635
Other                                                    616,230       795,304
Accrued interest                                       1,331,450     1,020,166
                                                   --------------  ------------
Total finance receivables                             91,409,897    67,330,241
Allowance for credit losses                           (9,518,962)   (6,661,917)
                                                   --------------  ------------
Automobile receivables - net                       $  81,890,935   $60,668,324
                                                   ==============  ============




     At December 31, 1996, the accrual of interest income was suspended on $244,060 of retail installment sale contracts.

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

     The allowance for credit losses, as presented below, has been established utilizing data obtained from the Company's risk models and is continually reviewed and adjusted in order to maintain the allowance at a level which, in the opinion of management, provides adequately for current and future losses that may develop in the present portfolio. This allowance is reported as a reduction to Automobile Receivables.


                                                       Allowance for
                                                       Credit Losses
                                                       ---------------
Balance as of December 31, 1994                        $    2,559,763
Provisions for credit losses                                5,739,454
Unearned interest income                                    4,836,633
Unearned discounts                                          2,368,127
Retail installment sale contracts charged off             (17,978,277)
Recoveries                                                  9,136,217
                                                       ---------------
Balance as of December 31, 1995                        $    6,661,917
Provisions for credit losses                                1,184,189
Unearned interest income                                    6,947,282
Unearned discounts                                          3,689,364
Cumulative effect of a change in accounting principle       4,912,790
Retail installment sale contracts charged off             (24,819,803)
Recoveries                                                 10,943,223
                                                       ---------------
Balance as of December 31, 1996                        $    9,518,962
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

     Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Excess interest receivable is subsequently reduced based upon the amortization of excess interest income from the related Contracts. For the years ended December 31, 1996 and 1995, $3,704,234 and $1,523,998, respectively, of excess interest receivable was amortized against interest income.

The December 31, 1996, excess interest receivable balance of $6,555,682 will be amortized as follows:

      Amortization
      -------------
1997  3,713,055
1998  1,859,930
1999  743,224
2000  226,884
2001  12,589
      -------------
      6,555,682
      =============



     Unearned discounts result from the purchase of Contracts from the Dealer Network at less than 100% of the face amount of the note. All such discounts are used to increase the allowance for credit losses.

CHANGE  IN  ACCOUNTING  PRINCIPLE

     Effective October 1, 1996, the Company adopted a new methodology for reserving for and analyzing its loan losses. This accounting method is commonly referred to as static pooling. The static pooling reserve methodology allows the Company to stratify its Automobile Receivables portfolio, and the related components of its Allowance for Credit Losses (i.e. discounts, excess interest, charge offs and recoveries) into separate and identifiable quarterly pools. These quarterly pools, along with the Company's estimate of future principal losses and recoveries, are analyzed quarterly to determine the adequacy of the Allowance for Credit Losses. The method previously used by the Company to analyze the Allowance for Credit Losses was based on the total Automobile Receivables portfolio. In management's opinion, the static pool reserve method provides a more sophisticated and comprehensive analysis of the adequacy of the Allowance for Credit Losses and is preferable to the method previously used. With the adoption of the static pooling reserve method, the Company increased its Allowance for Credit Losses by $4,912,790 in the fourth quarter of 1996. This amount was included in the Consolidated Statements of Operations under the caption "Cumulative effect of a change in accounting principle".

     As part of its adoption of the static pooling reserve method, where necessary, the Company adjusted its quarterly pool allowances to a level necessary to cover all anticipated future losses (i.e. life of loan) for each related quarterly pool of loans.

      Under static pooling, excess interest and discounts are used to increase the Allowance for Credit Losses and represent the Company's primary reserve for future losses on its portfolio. To the extent that any quarterly pool's excess interest and discount reserves are insufficient to absorb future estimated losses, net of recoveries, adjusted for the impact of current delinquencies, collection efforts, and other economic indicators including analysis of the Company's historical data, the Company will provide for such deficiency through a charge to the Provision for Credit Losses and the establishment of an additional Allowance for Credit Losses. To the extent that any excess interest and discount reserves are determined to be sufficient to absorb future estimated losses, net of recoveries, the difference will be accreted into interest income on an effective yield method over the estimated remaining life of the related monthly static pool.

     The pro forma effects of retroactive application of the above change in accounting principle are as follows:

AS REPORTED:                                                                         1996           1995
----------------------------------------------------------------------------  ------------  -------------
Income (loss) from continuing operations
   before cumulative effect of a change in accounting principle               ($2,471,424)  $    537,403
(Loss) from discontinued operations (net of taxes)                                      -       (720,607)
(Loss) on disposal of discontinued business (net of taxes)                       (301,451)    (1,157,891)
Cumulative effect on prior years
    of changing to a different reserve method                                  (4,912,790)             -
                                                                              ------------  -------------

Net (loss)                                                                    ($7,685,665)   ($1,341,095)
                                                                              ============  =============

EARNINGS (LOSS) PER SHARE (PRIMARY AND FULLY DILUTED):
----------------------------------------------------------------------------

Income (loss) from continuing operations
   before cumulative effect of a change in accounting principle                    ($0.35)  $       0.10
(Loss) from discontinued operations (net of taxes)                                      -          (0.13)
(Loss) on disposal of discontinued business (net of taxes)                          (0.04)         (0.21)
Cumulative effect on prior years of changing
   to a different reserve method                                                    (0.71)             -
                                                                              ------------  -------------

Net (loss)                                                                         ($1.10)        ($0.24)
                                                                              ============  =============

PRO FORMA AMOUNTS ASSUMING THE NEW RESERVE METHOD IS APPLIED RETROACTIVELY:
----------------------------------------------------------------------------

(Loss) from continuing operations                                             ($2,471,424)   ($2,348,342)
(Loss) per share-primary and fully diluted                                         ($0.35)        ($0.42)

Net (loss)                                                                    ($2,772,875)   ($4,226,840)
(Loss) per share-primary and fully diluted                                         ($0.40)        ($0.75)




NOTE  3  -  NOTE  PAYABLE

CITICORP

     In May 1995, the Company repaid, in full, the then outstanding balance on its $25 million revolving line of credit with Citicorp Leasing, Inc. and terminated the facility.

LASALLE  NATIONAL  BANK

     In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank ("LaSalle")providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment consists of all Contracts pledged and all other assets of the Company. The Company has agreed to maintain certain restrictive financial covenants. As of December 31, 1996, the Company had borrowed $5,250,000 against this line of credit.

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

OPERATING  LEASES

     The Company leases office space, car lot facilities, computer and office equipment for varying periods. Leases that expire generally are expected to be renewed or replaced by other leases, or in the case of CarMart facilities, the Company has options to extend the leases.

     On March 31, 1994, the Company's lease at 1319 S. Havana, Aurora, Colorado 80010 was terminated and the operations of the retail CarMart
Dealership at that location were transferred to 890 S. Havana, Aurora, Colorado 80010. This property is owned by a corporation all of whose shareholders are officers of the Company. The Company entered into a seven-year lease commencing March 24, 1994 and ending March 23, 2001. In September 1995, the Company amended its seven-year lease to include the property at 894 S. Havana, Aurora, Colorado 80010. The Company currently pays $14,238 per month on a triple net basis. The lease calls for periodic rental adjustments over the term. It is the Company's belief that the terms of the related party lease are generally no less favorable than could have been obtained from unrelated third party lessors for properties of similar size, condition and location. Effective June 1, 1996, the Company entered into a sublease agreement on the property located at 890 S. Havana for the entire lease term at an amount approximately equal to the Company's obligation.

     Effective January 15, 1996 and January 31, 1996, the Company closed its retail CarMart Dealerships located at 4940 S. Broadway, Englewood, Colorado and 1005 Motor City Drive, Colorado Springs, Colorado, respectively. The Englewood, Colorado lease ends March 31, 1997. The Company may, at its sole discretion, extend the Englewood, Colorado lease for additional 3-year periods through March 2003. The Company currently pays $9,833 per month. The Company may, at its sole discretion, extend the Colorado Springs, Colorado lease for additional yearly periods through May 31, 1998 if written notice of intent to do so is given the lessor prior to April 15 of each year. The Company currently pays monthly rent of $1,800 on a triple net basis. Effective March 15, 1996, the Company entered into a sublease agreement on both properties for the entire lease terms at an amount approximately equal to the Company's obligation.

     Effective December 1, 1996, the Company entered into a sublease agreement for 6,571 square feet of office space located at 370 17th Street, Suite 4960, Denver, Colorado, 80202. The Company pays $1,807 per month under a sublease ending November 30, 2000. This office space will be utilized as additional executive offices of the Company.

     At December 31, 1996, future minimum rental payments applicable to noncancelable operating leases were as follows:


Year Ended    Gross Rental   Sublease   Net Rental
December 31,  Payments       Receipts   Payments
------------  -------------
1997          $     808,739  $ 176,698  $   632,041
1998                815,829    151,000      664,829
1999                739,760    159,500      580,260
2000                245,243    162,000       83,243
2001                 46,866     37,800        9,066
Thereafter                -          -            -
              -------------  ---------  -----------
              $   2,656,437  $ 686,998  $ 1,969,439
              =============  =========  ===========


     Total net lease expense for the years ended December 31, 1996 and 1995 was $631,931 and $724,388, respectively.

CONTINGENCIES

On May 8, 1995, Milton Karsh, a former Officer and Director of the Company, filed a civil suit in the District Court for the City and County of Denver, State of Colorado against the Company, its President, Morris Ginsburg, and its
     Executive Vice President, Irwin L. Sandler, both of whom are Directors of the Company. The plaintiff alleged breach of contract, breach of fiduciary duty and conversion in connection with the plaintiff's proposed sale of the Class A Common Stock of the Company pursuant to Rule 144 under the Securities Act of 1933. Plaintiff claimed he sustained approximately $450,000 in damages. The defendants denied the material allegations of the complaint, set forth several affirmative defenses, alleged that the complaint was frivolous and filed a counterclaim against the plaintiff alleging breach of contract. Mediation had been set for August 14, 1996.

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

LOANS  IN  FUNDING  (COMMITMENTS)

As of December 31, 1996, there were $8,744 in open commitments to extend credit through the normal course of business.

401(K)  EMPLOYEE  SAVINGS  PLAN

The Company has a voluntary 401(k) savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the code. The plan provides for a matching contribution by the Company which amounted to  $26,239  and  $15,443  in  1996  and  1995,  respectively.

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


                 Notes       Class A Common
Conversion Date  Converted   Stock Issued
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

     In May of 1995, MF Receivables issued its Floating Rate Auto Receivable-Backed Note ("Revolving Note" or "Series 1995-A Note"). The Revolving Note has a stated maturity of October 16, 2002. MF Receivables acquires Contracts from the Company which are pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving Note is repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note can be used to borrow up to an aggregate of $150 million through May 16, 1998. The Term Notes have a fixed rate of interest and likewise are repaid from collections on the underlying Contracts. An Indenture and Servicing Agreement require that the Company and MF Receivables maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture requires MF Receivables to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including Contracts pledged as collateral for Series 1994-A Term Notes, the Series 1995-B Term Notes, as well as all future Contracts acquired by MF Receivables.

     The Series 1995-A Note bears interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provides customary collection and servicing activities for the Contracts. The Revolving Note has a stated maturity of October 16, 2002 and an expected termination date of May 16, 1998. The maximum limit for the Series 1995-A Note is $40 million. On September 15, 1995, MF Receivables issued its Series 1995-B Term Notes ("Series 1995-B Notes") in the amount of $35,552,602. The Series 1995-B Notes accrue interest at a fixed note rate of 6.45% per annum. The Series 1995-B Notes are expected to be fully amortized by June 1999; however, the debt maturities are based on principal payments received on the underlying receivables which may result in a different final maturity. The proceeds from the issuance of the Series 1995-B Notes were used to retire, in full, the 1995-A Note, which will be used to accumulate an additional $114.4 million in $40 million increments.

     The assets of MF Receivables are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term
Notes, a nationally recognized insurance company (MBIA) has guaranteed repayment. The MBIA insured Series 1994-A Notes, Series 1995-A Note and Series 1995-B Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 17% to 29%.
 All cash collections in excess of disbursements to the Series 1994-A, Series 1995-A and Series 1995-B noteholders and other general disbursements are paid to MF Receivables monthly.


     As of December 31, 1996, the Series 1994-A Notes, Series 1995-A Note and the Series 1995-B Notes and underlying receivables backing those notes were as follows:

                                    Underlying
                     Note Balance   Receivable Balance
                     -------------  -------------------
Series 1994-A Notes  $   4,837,297  $         4,897,944
Series 1995-A Note      39,967,130           50,550,645
Series 1995-B Notes     14,351,674           15,680,603
                     -------------  -------------------
TOTAL                $  59,156,101  $        71,129,192
                     =============  ===================




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

     Provisions have been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes ("Additional 12% Notes") on or before January 9, 1998, between the Company and Black Diamond Advisors, Inc. ("Black Diamond"), one of the initial purchasers.

     On or about June 28, 1996, the Company and Black Diamond entered into a letter agreement amending (the "Amendment") their rights and obligations with respect to the Purchase Agreement and Indenture dated January 9, 1996. The Amendment provides the following:

1. The conversion price of the $5,000,000 in principal amount of 12% Notes issued on or about January 9, 1996, is fixed at $4.00 per share.

2. The initial conversion price for up to $5,000,000 in principal amount of any Additional 12% Notes, if any, is $3.00 per share.

3.     The  expiration  date  of  the  option  is  September  10,  1998.

     At the Annual Shareholders' Meeting held on September 10,1996, the shareholders voted to so ratify the amended Purchase Agreement and Indenture dated January 9, 1996.

INSTALLMENT  NOTE  PAYABLE  -  PACIFIC  USA  HOLDINGS  CORP.

On October 9, 1996, the Company entered into a Securities Purchase Agreement with Pacific USA Holdings Corp. ("Pacific") whereby, among other things, Pacific agreed to acquire certain shares of the Company's Class A Common Stock. On November 1, 1996, the Company entered into a Loan Agreement with Pacific whereby Pacific loaned the Company $3 million ("Pacific Loan"). On February 7, 1997, the Securities Purchase Agreement was terminated by the parties; however, the Pacific Loan and its corresponding Installment Note remained in effect.

     The Installment Note accrues interest at a fixed rate per annum of 9% and is payable interest only from November, 1996 through November, 1997; monthly principal payments of $100,000 are due beginning December, 1997, and continuing each month thereafter through and including November, 1998. The unpaid principal amount of the Installment Note, plus accrued and unpaid interest, is due and payable November 16, 1998.

     The collateral securing payment of the Installment Note consists of 100% of the authorized, issued and outstanding shares of stock of MF Receivables Corp. I, consisting of 1,000 shares of common stock $0.01 par value per share. Among other covenants, the Company has agreed to maintain the monthly outstanding balance of all retail installment contracts owned by MF Receivables Corp. I, less the then outstanding principal balance of all debt issued by MF Receivables Corp. I, at a level in excess of 3.5 times the then outstanding principal balance of the Installment Note.

TOTAL  DEBT  MATURITIES

Estimated  aggregate  debt maturities for the years ending December 31, 1997
through  2001    are  as  follows:

   1997         1998         1999     2000     2001
-----------  -----------  ----------  -----  ----------
38,579,507  $27,737,478  $2,224,116  $ -0-  $5,000,000




NOTE  6  -  STOCKHOLDERS'  EQUITY

COMMON  STOCK

The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B stock retains three votes while each share of Class A stock retains one vote per share.

STOCK  OPTION  PLANS

The Company has reserved 1,775,000 of its authorized but unissued Class A Common Stock for a stock option plan (the "Plan") pursuant to which officers, directors and employees of the Company are eligible to receive incentive and /
     or non-qualified stock options. The Plan, which expires in the year 2000, is administered by a committee designated by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant and at an exercisable price which is not less than the fair market value of the Class A Common Stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Class A Common Stock of the Company must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The Plan also provides for issuance of stock appreciation rights. At December 31, 1996 and 1995, the Company has granted options to acquire a total of 840,300 and 666,200 shares, respectively, of the Company's Class A Common Stock. These options are exercisable for a period of up to 10 years from the date of grant and have exercise prices from $1.88 to $6.63 a share, which represents bid prices of the Company's Common Stock at the date of grant. Through December 31, 1996, none of these options have been exercised.



                               Option Price
                               Per Share      Options
                               -------------  --------
Outstanding December 31, 1994  $2.13 - $6.63  673,000
Granted                        $        4.50   10,000
Canceled                       $        6.63  (16,800)
 Exercised                                 -        -
                               -------------  --------
Outstanding December 31, 1995  $2.13 - $6.63  666,200
Granted                        $        1.88  272,500
Canceled                       $  2.50-$6.63  (98,400)
Exercised                                  -        -
                               -------------  --------
Outstanding December 31, 1996  $1.88 - $6.63  840,300
                                              ========



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

     The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of FAS 123, the Company's 1996 net loss and loss per share would have been increased to the pro forma amounts indicated below:



Net (loss) - as reported                  ($7,685,665)
Net (loss) - pro forma                    ($7,857,956)
(Loss) per share (primary) - as reported       ($1.10)
(Loss) per share (primary) - pro forma         ($1.13)

     The assumption regarding the stock options issued in 1996 was that 100% of such options vested in 1996, which was the case for all but 10,000 options which vest at December 31, 1997.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 0.0%; expected average annual volatility of 44.5%; average annual risk-free interest rate of 5.9%; and expected lives of 10 years.

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

     The  provision  for  income  taxes  is  summarized  as  follows:

                                    For the Years Ended
                                         December 31,
                            ---------------------------------
                                            1996        1995
                            ---------------------  ----------
Current expense (benefit)
Federal                     $           (350,000)  $(672,383)
State                                          -     (35,388)
                            ---------------------  ----------
                            $           (350,000)  $(707,771)
                            ---------------------  ----------
Deferred expense (benefit)
Federal                     $         (1,164,007)  $ (88,786)
State                                   (166,080)     (4,673)
                            ---------------------  ----------
                            $         (1,330,087)  $ (93,459)
                            ---------------------  ----------
TOTAL                       $         (1,680,087)  $(801,230)
                            =====================




     The  following  is  a reconciliation of income taxes at the Federal Statutory rate with income taxes  recorded  by  the  Company.
                                                                         For the Years Ended
                                                                             December 31,
                                                                  ---------------------------------


                                                                                  1996        1995
                                                                  ---------------------  ----------
Computed income taxes (benefit) at statutory rate - 34%           $         (3,184,356)  $(728,390)
State income taxes (benefit), net of Federal income tax benefit               (333,114)    (72,840)
Change in valuation allowance                                                1,837,383           -
                                                                  ---------------------
                                                                  $         (1,680,087)  $(801,230)
                                                                  =====================  ==========



     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                 December 31,
                                         --------------------------
                                                  1996        1995
                                         --------------  ----------
Deferred tax assets:
---------------------------------------
Federal and State NOL tax carry-forward  $   5,143,530   $ 101,000
Loss on disposal of CarMart                          -     238,627
Other                                           48,296      67,721
                                         --------------  ----------
                                             5,191,826     407,348
    Valuation allowance                     (1,837,383)          -
                                         --------------  ----------
Total deferred tax assets                    3,354,443     407,348
                                         --------------  ----------
Deferred tax liabilities:
---------------------------------------
Depreciation                                   (90,768)    (72,377)
Allowances and loan origination fees        (1,682,024)   (109,499)
Other                                                -      (8,566)
                                         --------------  ----------
Total deferred tax liability                (1,772,792)   (190,442)
                                         --------------  ----------
Net deferred tax asset                   $   1,581,651   $ 216,906
                                         ==============  ==========



The net deferred tax asset disclosed above equals the deferred income taxes on the balance sheet. The valuation allowance relates to those deferred tax assets that may not be fully utilized.

     As of December 31, 1996, the Company has a net operating loss carryforward of approximately $13,750,000 for income tax reporting purposes which expires in 2011.

NOTE  8  -  DISCONTINUED  OPERATIONS

     In February 1996, the Company announced that it intends to discontinue its CarMart retail used car sales and associated financing operations.

     In April 1996, the Company extended the expected disposal date of the CarMart business from April 30, 1996 to May 31, 1996. The CarMart business ceased operations on May 31, 1996.

     On January 15, 1996 and January 31, 1996, the Company closed its retail car lot in Englewood, Colorado and Colorado Springs, Colorado, respectively, and transferred the remaining retail inventory to its Aurora, Colorado retail store. Effective March 15, 1996, the Company entered into a sublease agreement on both properties for the entire lease terms at an amount approximately equal to the Company's obligation. On May 31, 1996, the Company closed its retail car lot in Aurora, Colorado and entered into a sub-lease agreement for the entire lease term. As of October 17, 1996, the remaining inventory at the Aurora, Colorado store had been liquidated.

     On  March  31,  1995,  the Company closed its retail car lot in Lakewood,
Colorado.   The Company made monthly rental payments of $4,000 through the end of  the  lease  term  on  October  15,  1995.

     All personnel associated with the CarMart operations have been reassigned to other positions within the Company or have been released.

     The results of operations of the CarMart business for 1995 are included in the Consolidated Statements of Operations under the caption " (Loss) from discontinued operations" and includes:

                     For  the  Year  Ended  December  31,
                                                    1995
                                             ------------
Revenues                                     $11,361,642
Total costs and expenses                      12,512,772
                                             ------------
(Loss) from discontinued operations before
income taxes                                  (1,151,130)
Income tax (benefit)                            (430,523)
                                             ------------
(Loss) from discontinued operations            ($720,607)
                                             ============



     The Company allocated interest expense and associated direct costs of $36,337 to discontinued operations in 1995. The allocations were based on the ratio of discontinued net assets to consolidated net assets plus consolidated debt.

     The loss on the disposition of the CarMart business has been accounted for as discontinued operations. In March 1996, and June 1996, the Company recorded additional pretax charges of $150,000 and $355,000 ($93,900 and $207,551 after tax), respectively, related to the estimated 1996 loss from operations of CarMart. The 1995 loss on disposal includes:

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
                                                                         ===================



     The components of the loss on disposal of the CarMart business were based on reasonable estimates and assumptions by Management.

Summarized balance sheet data for the discontinued CarMart operations is as follows:

                                       December 31,
                                                1995
                                       -------------
Assets
-------------------------------------
Vehicles held for sale                 $     790,424
Income tax receivable                        948,150
Deferred tax asset                           174,148
Furniture and equipment, net                 269,563
Other receivables                             83,710
Other assets                                  58,746
                                       -------------
Total assets                           $   2,324,741
                                       =============
Liabilities
-------------------------------------
Accounts payable and accrued expenses  $     662,755
Income taxes payable                               -
                                       -------------
Total liabilities                      $     662,755
                                       =============
Net assets of discontinued operations  $   1,661,986
                                       =============

NOTE  9-  DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

CASH  AND  CASH  EQUIVALENTS.  RESTRICTED  CASH AND ACCRUED INTEREST PAYABLE

The carrying value approximates fair value due to its liquid or short-term nature.

AUTOMOBILE  RECEIVABLES  -  NET

The interest rates and credit ratings of the net Automobile Receivables outstanding at December 31, 1996 are consistent with the interest rates and credit ratings on current purchases by the Company of Contracts with the same maturities and collateral; as such, the carrying value of the net Automobile Recievables outstanding at December 31, 1996 approximates fair value at that date.

INSTALLMENT NOTE PAYABLE, CONVERTIBLE SUBORDINATED DEBT, SENIOR SUBORDINATED DEBT, CONVERTIBLE SENIOR SUBORDINATED DEBT AND AUTOMOBILE RECEIVABLES-BACKED NOTES

Rates currently available to the Company for debt with similar terms and maturities are used to estimate the fair value of existing debt.

     The estimated fair value of the Company's financial instruments at December 31, 1996 were as follows:

                                                    December  31,  1996

                                                Carrying Amount    Fair Value
                                                -----------------  ------------
Financial Assets:
----------------------------------------------
Cash and Cash Equivalents and Restricted Cash   $      5,691,185   $ 5,691,185
Automobile Receivables                                91,409,897    91,409,897
Less: Allowance for Credit Losses                     (9,518,962)   (9,518,962)
                                                -----------------  ------------
     Total                                      $     87,582,120   $87,582,120
                                                =================  ============
Financial Liabilities:
----------------------------------------------
Accrued Interest Payable (included in
   Accrued expenses and other liablities)       $        343,570   $   343,570
Installment Note Payable                               3,000,000     3,000,000
Convertible Subordinated Debt                          1,385,000     1,385,000
Senior Subordinated Debt                               5,000,000     5,000,000
Convertible Senior Subordinated Debt                   5,000,000     5,000,000
Automobile Receivables-backed Notes                   59,156,101    59,156,101
                                                -----------------  ------------
     Total                                      $     73,884,671   $73,884,671
                                                =================  ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                  PART III

     Part III, including the following items, is incorporated by reference to the Company's Proxy Statement which will be filed with the Securities and Exchange Commission and mailed to shareholders on or before April 30, 1997:

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH THE SECTION 16(A) OF THE EXCHANGE ACT.

ITEM  10.  EXECUTIVE  COMPENSATION.

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.


                                  PART IV

ITEM  13.EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  The  following  documents  are  filed  as  part  of  this  Report:

1     Financial Statements              Page of this
                                        Report
      Independent Auditors' Report      30
      Consolidated Balance Sheets
      December 31, 1996 and 1995        31
      Consolidated  Statements of
      Operations For the Years
      Ended December 31, 1996 and 1995  32
      Consolidated  Statements of
      Stockholders' Equity For
      The Years Ended
      December 31, 1996 and 1995        33
      Consolidated  Statements
      of Cash Flows For The Years
      Ended December 31, 1996 and 1995  34
      Notes to Consolidated Financial
      Statements                        35-55

2.FINANCIAL  STATEMENT  SCHEDULES:

All other statements or schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.

3.(a)          Exhibits
3.1          Articles of Incorporation, dated August 12, 1986,
             and Articles of amendment,  dated  July  2,  1990
             and  August  31,  1990  (1)
3.2          Bylaws  (1)
4.4          Form of Mergers and Acquisitions Agreement with the
             Underwriter (1)
10.1 Employment Agreement between the Registrant and Morris Ginsburg dated July 9, 1990 (1)
10.2         Employment Agreement between the Registrant and Irwin L.
             Sandler July  9,1990  (1)
10.3         Lease with BCE Development Properties, Inc., dated December
             23, 1988 (1)
10.4         Key-man  Insurance  Policies on the lives of Messrs.Ginsburg and Sandler  (1)
10.5         Form  of  Purchase  Agreement  (re:  Dealers)  (1)
10.6         Agreement  -  Guaranty  Bank  and  Trust  Company  (1)
10.7         Agreement  -  Central  Bank  of  Denver  (1)
10.8         Agreement  -  First  National  Bank  of  Southeast  Denver
             (1)
10.9         Agreement  -  Arapahoe  Bank  and  Trust  (1)
10.9 (A) First Amendment to Arapahoe Bank/Monaco Finance Agreement dated February 22, 1991 with Assignment of Savings Account and Security Agreement (2)
10.10        Agreement  -  Southwest  State  Bank  (1)
10.11        Agreement  -  Lakeside  National  Bank  (2)
10.12        Agreement  -  Western  Funding,  Inc.  (2)
10.13        Form  of  Agreement  -  First  Eagle  (2)
10.14        Form  of  Financing  Agreement  (re: Floorplan Financing) (1)
10.15        Stock  Option  Plan  (1)
10.16        Single  Interest  Blanket  Insurance  Policy  (1)
10.17        Lease with Richard A. Boddicker dated September 4, 1990,
             as amended, re:  South  Havana  Lot  (1)
10.18 Financing Agreement, Promissory Note and Security Agreement (re:wholesale floorplan financing) (1)
10.19        Lease  re:    Colorado  Springs  Lot  (3)
10.21        Lease  re:    West  Colfax  Lot  (3)
10.22 Financing Agreement with Citicorp Leasing, Inc., including three Amendments (4)
10.23        7%  Subordinated  Note  Agreement  (4)
10.24        Consent  of  Independent  Certified  Public  Accountants  (9)
10.25        Sixth Amendment to Financing Agreement with Citicorp Leasing,
             Inc. dated    June  1,  1994  (5)
10.26        Lease  Agreement  between the Registrant and GSC Ltd.
             Liability Company,  a  related  party  owned  company(5)
10.27 Note Purchase Agreement for Senior Subordinated Notes to Rothschild North America, Inc.(6)
10.28 Seventh Amendment to Financing Agreement with Citicorp Leasing, Inc. dated July 26, 1994
10.29 Eighth Amendment to Financing Agreement with Citicorp Leasing, Inc. dated September 7, 1994 (7)
10.30 Ninth Amendment to Financing Agreement with Citicorp Leasing, Inc.dated November 2, 1994 (7)
10.31 Indenture Agreement related to private placement of $23,861,823 of 7.6% automobile receivables-backed notes (8)
10.32        Form  of  Term Note issued by MF Receivables Corp. I
             related to private placement of $23,861,823 of 7.6% automobile receivables-backed notes (8)
10.33 Tenth Amendment to Financing Agreement with Citicorp Leasing, Inc. dated November 16, 1994 (10)
10.34 Amended and restated Lease re: Executive Offices at 370 17th Street, 50th floor, Denver, Colorado 80202 with Brookfield Republic, Inc. (10)
10.35 Amended and Restated Indenture Agreement dated as of May 1, 1995 related to private placement of $40 million aggregate principal amount of floating rate automobile receivable-backed warehouse notes (11)
10.36 Form of Warehouse Note issued by MF Receivables Corp I related to private placement of $40 million aggregate principal amount of floating rate automobile receivable-backed warehouse note (11)
10.37 MBIA Forward Commitment to Issue related to private placement of$40 million aggregate principal amount of floating rate automobile receivables-backed warehouse notes (11)
10.38 Purchase Agreement dated January 9, 1996 by and among Monaco Finance, Inc. and Black Diamond Advisors, Inc. and other purchasers relating to $5,000,000 in 12% Convertible Senior Subordinated Notes due 2001 (12)

3.(a)          Exhibits  (continued)
10.39        Indenture dated as of January 9, 1996, between Monaco Finance,
             Inc. and  Norwest  Bank  of  Minnesota,  N.A.,  realting to
             12% Convertable Senior Subordinated  Notes  due  2001  (12)
10.40        Loan and Security Agreement dated as of January 16, 1996,
             between Registrant    and  LaSalle  National  Bank  (12)
10.41        Revolving Credit Note in the principal amount of $15 million or so much  thereof as may be advanced, dated January 16,
             1996, payable to the order of  LaSalle  National  Bank  by
             Registrant  (12)
10.42        Letter Agreement dated June 28, 1996, by and between the
             Registrant and  Black  Diamond  Advisors,  Inc.  (13)
10.43        Letter Agreement dated July 3, 1996, by and between  the
             Registrant and  David  M.  Ickovic  regarding  director
             compensation  (13)
10.44        Securities Purchase Agreement between the Registrant and
             Pacific USA Holdings  Corp.  (14)
10.45        Stock Purchase Warrant in favor of Pacific USA Holdings
             Corp. (14)
10.46        Shareholder option Agreement among Pacific USA Holdings
             Corp. and Morris  Ginsburg,  Irwin  Sandler  and  Sandler
             Family  Partners,  Ltd.  (14)
10.47        Executive Employment Agreement between the Registrant
             and Morris Ginsburg  related  to  the  Securities  Purchase
             Agreement  with  Pacific USA Holdings  Corp.  (14)
10.48        Executive Employment Agreement between the Registrant and
             Irwin Sandler  related  to  the  Securities  Purchase
             Agreement  with   Pacific USA Holdings  Corp.  (14)
10.49        Loan Agreement between Pacific USA Holdings Corp. and the
             Registrant (14)
10.50        Press Release of the Registrant related to the Securities
             Purchase Agreement  with    Pacific  USA  Holdings  Corp.(14)
10.51        Termination Agreement dated as of February 6, 1997, between the Registrant  and  Pacific  USA  Holdings  Corp.  (15)
10.52        Press Release of the Registrant regarding the termination of the Securities  Purchase Agreement between the Registrant and
             Pacific USA Holdings Corp.  (15)
11           Statement  Re: Computation of  Earnings  Per  Share - PAGE60
18           Letter on  Change  in  Accounting  Principles  -  PAGE  61
23           Consent of  Independent  Certified  Accountants  -  PAGE  62
99           Cautionary Statement Regarding Forward Looking Statements
             - PAGES 63-68


Footnotes:
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 and all Amendments thereto, as filed with the Securities and Exchange Commission, Registration No. 33-35843, and which was declared effective on December 11, 1990.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1992.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.

(6)   Incorporated by reference to the Registrant's Form 8-K dated November 3,
1994.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994.

(8) Incorporated by reference to the Registrant's Form 8-K dated November 18, 1994.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(11)  Incorporated  by  reference  to  the Registrant's Form 8-K dated May 18,
1995.

(12)  Incorporated  by reference to the Registrant's Form 8-K dated January 9,
1996.

(13)  Incorporated  by  reference  to the Registrant's Form 8-K dated June 28,
1996.

(14) Incorporated by reference to the Registrant's Form 8-K dated October 29, 1996.

(15) Incorporated by reference to the Registrant's Form 8-K dated February 7, 1997.

     3.(b)    Reports  on  Form  8-K:

     A Form 8-K dated October 31, 1996 was filed announcing the signing of a Securities Purchase Agreement, a Stock Purchase Warrant, a Shareholder Option Agreement and a Loan Agreement with Pacific USA Holdings Corp.

     A Form 8-K dated February 7, 1997 was filed announcing the termination of the Securities Purchase Agreement dated October 29, 1996 with Pacific USA Holdings Corp.


                                         EXHIBIT 11
                           MONACO FINANCE, INC. AND SUBSIDIARIES
                             COMPUTATION OF EARNINGS PER SHARE
                               YEAR  ENDED  DECEMBER  31,


                                                                      1996          1995
                                                                  ------------  ------------

EARNINGS (LOSS) PER SHARE - PRIMARY AND FULLY DILUTED
NET EARNINGS (LOSS)
----------------------------------------------------------------
Income (loss) from continuing operations                          $(2,471,424)  $   537,403
(Loss) from discontinued operations                                         -      (720,607)
(Loss) on disposal of discontinued business                          (301,451)   (1,157,891)
Cumulative effect of a change in accounting principle              (4,912,790)            -
                                                                  ------------  ------------
Net (loss)                                                        $(7,685,665)  $(1,341,095)
                                                                  ============  ============
AVERAGE SHARES OUTSTANDING
----------------------------------------------------------------
Weighted average shares outstanding                                 6,965,485     5,204,100
Shares issuable from assumed exercise of stock options (a)                 (b)      277,306
Shares issuable from assumed exercise of underwriters' units (a)           (b)       50,723
Shares issuable from assumed exercise of stock warrants (a)                (b)       71,560
                                                                  ------------  ------------
Common stock and common stock equivalents - primary                 6,965,485     5,603,689
Additional dilutive effect of assumed exercise of
  stock options                                                            (b)       18,972
Additional dilutive effect of assumed exercise of
  stock warrants                                                           (b)       21,487
Additional dilutive effect of assumed exercise of
  underwriters' units                                                      (b)       15,669
Shares issuable from assumed conversion of 7%
 subordinated debt (c)                                                     (b)           (b)
                                                                  ------------  ------------
Common stock and common stock equivalents - fully
diluted                                                             6,965,485     5,659,817
                                                                  ============  ============
 EARNINGS (LOSS)PER SHARE - PRIMARY
----------------------------------------------------------------
Income (loss) from continuing operations                          $     (0.35)  $      0.10
(Loss) from discontinued operations                                         -         (0.13)
(Loss) on disposal of discontinued business                             (0.04)        (0.21)
Cumulative effect of a change in accounting principle                   (0.71)            -
                                                                  ------------  ------------
Net (loss) per share                                              $     (1.10)  $     (0.24)
                                                                  ============  ============

EARNINGS (LOSS)PER SHARE - FULLY DILUTED
----------------------------------------------------------------
Income (loss) from continuing operations                          $     (0.35)  $      0.09
(Loss) from discontinued operations                                         -         (0.13)
(Loss) on disposal of discontinued business                             (0.04)        (0.20)
Cumulative effect of a change in accounting principle                   (0.71)            -
                                                                  ------------  ------------
Net (loss) per share                                              $     (1.10)  $     (0.24)
                                                                  ============  ============


     Notes:
(a) Common Stock equivalents are calculated using the treasury stock method.
(b) The computation of average number of common stock and common stock equivalent shares outstanding excludes anti-dilutive common equivalent shares.
(c) Subordinated debentures were not included in the calculation of primary earnings per share in accordance with paragraph 33 of APB Opinion No. 15.

                                  EXHIBIT 18



Monaco  Finance,  Inc.  and  Subsidiaries
370  17th,  Suite  5060
Denver,  Colorado  80202

Board  of  Directors:


We have audited the financial statements as of December 31, 1996 and 1995, and for each of the two years in the period ended December 31, 1996, included in your Annual Report on Form 10-KSB to the Securities and Exchange Commission and have issued our report thereon dated March 21, 1997. Notes 2 and 7 to such financial statements contains a description of your adoption during the year ended December 31, 1996 of static pool accounting for the reserving and analyzing of loan losses. In our judgment, such change is to an alternative accounting principle that is preferable given current industry practices.


                                     /s/ Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC


March  21,  1997
Denver,  Colorado

                                  EXHIBIT 23



                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



The  Board  of  Directors
Monaco  Finance,  Inc.
370  17th,  Suite  5060
Denver,  Colorado  80202

We hereby consent to the incorporation by reference of our reports on Monaco Finance, Inc. (the "Company") dated March 21, 1997, into the Company's Registration Statement on Form S-3 (File No. 33-97976) and on Form S-8 (File NO. 33-68530), and to all references to our firm in such Registration Statements.


                                     /s/ Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC


March  31,  1997
Denver,  Colorado

                                  EXHIBIT 99
                       CAUTIONARY STATEMENT REGARDING
                         FORWARD LOOKING STATEMENTS

     The Company wishes to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this cautionary statement in connection with such safe harbor legislation. The Company's Form 10-KSB, any Form 10-QSB, any Form 8-K, or any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward looking statements.

     The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements.

     Investors are further cautioned not to place undue reliance on such forward looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

                                RISK FACTORS

     DEPENDENCE UPON ADDITIONAL CAPITAL TO EXPAND OPERATIONS. The Company's business has been and will continue to be cash intensive. Capital is required primarily to purchase Contracts from the Dealer Network. Further expansion of the Company's business and the Company's longer-term liquidity requirements may require additional borrowings or other funding. There can be no assurance that such additional financing will be available to the Company, or if available, on terms satisfactory to the Company. The net proceeds from any borrowings or other funding may be used for working capital and general corporate purposes, including repayment of debt, origination and purchase of additional Contracts and, if required, the hiring of additional personnel to support expanded operations.

     RELIANCE ON DEBT FINANCING. Since inception, in addition to shareholders' equity, the Company has financed its capital requirements using debt from a variety of sources including commercial banks and other institutional investors. One of the Company's principal sources of such capital as of December 31, 1996, consists of a warehouse line of credit, allowing issuance, under certain circumstances, of automobile receivable-backed notes of up to $150 million, of which approximately $35.6 million has been drawn. The warehouse line of credit is secured by Contracts in face amount equal to approximately 80% of the amount drawn. Other than the pledged Contracts, the line is non-recourse to the Company. Senior subordinated debt, convertible subordinated debt, convertible senior subordinated debt, a line of credit and cash flow from operations also provide capital. The ability of the Company to receive additional advances on the warehouse credit facility and to secure new financing sources is dependent upon compliance with loan covenants and other factors. Based on current operations, management believes the Company is in full compliance with its existing loan covenant requirements. However, failure to meet any loan covenant requirements may have a material adverse effect on the ability of the Company to obtain new sources of financing and expand its operations.

     SUBSTANTIAL LOSSES AND EFFECT OF DISCONTINUANCE OF CAR MART OPERATIONS. During the fiscal years ended December 31, 1995 and 1996, the Company sustained losses of $1,341,095 and $7,685,665, respectively. Of this amount, approximately $1,878,498 and $301,451, respectively, was in connection with discontinued operations relating to the Car Mart retail used car lots. For the same periods, income (loss) from continuing operations was $537,403 and $(2,471,424), respectively. The Car Mart retail used vehicle operations were closed effective May 31, 1996. In 1995, the Car Mart operations generated approximately 23% of the Contracts financed by the Company. However, competition in the retail used car market resulted in reduced sale prices and, accordingly, lower margins on used car sales. In addition, the default rate with respect to certain Car Mart Contracts was higher than the default rate with respect to Contracts purchased from the Dealer Network. Management determined that the Company's best interests would be served by concentrating on its core business of acquiring and servicing sub-prime Contracts purchased from its Dealer Network. Operating expenses were approximately 12% of average gross receivables for fiscal 1995 and increased to approximately 17% of average gross receivables for fiscal 1996. During 1995, the Company expanded its staff and other services so as to be able to support increased Contract acquisitions and to service its growing Contract portfolio. However, factors, including, but not limited to, termination of the Car Mart operations have reduced the volume of Contracts acquired by the Company. Even though management anticipates that the volume of Contracts purchased from the Dealer Network will increase, the Company has undertaken efforts to decrease its operating costs. If the number of Contracts purchased by the Company does not increase significantly, the Company may reduce its operating costs further.

     COST OF CAPITAL AND INTEREST RATE RISKS. A substantial part of the Company's operating revenues are derived from the spread between the interest income it collects on its contracts and the interest expense it pays on borrowings incurred to purchase and retain such contracts. As of December 31, 1995 and 1996, the Company's interest expense as a percentage of revenues was 29.2% and 35.1%, respectively. Net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 16.2% in 1995 to 12.3% in 1996. The Company's capacity to generate earnings on its portfolio of contracts is dependent upon its ability to maintain a sufficient margin between its fixed portfolio yield and its floating or fixed cost of funds. In addition, losses from Contract defaults reduce the Company's margins and profits. In the event interest rates increase due to economic conditions or other reasons, resulting in an increase in the cost of borrowed capital, it is likely that the Company's spread will be reduced since the rates charged on the majority of its Contracts are already at the legal limits. If defaults on outstanding Contracts increase resulting in larger credit losses, the availability of outside financing (i) may diminish and (ii) may become more costly due to higher interest rates or fees. Either of these events could have an adverse effect on the Company.

     RISK OF LENDING TO HIGHER-RISK BORROWERS. The market targeted by the Company for financing of the purchase of vehicles consists of individuals with low income levels and/or adverse credit histories but who fit within the underwriting parameters established by the Company indicating a probability that the borrower is a reasonable credit risk. The benefit to the Company is that higher-risk borrowers are not able to obtain credit from traditional financing sources and hence are willing to pay a relatively high annual percentage rate of interest. The risk to the Company is that the default rate for such borrowers is relatively high. Contracts which, according to the Company's model, pose a higher risk of default will be acquired only if they have a relatively high contract rate of interest and/or purchase prices at a relatively high discount from face value in order to compensate for the increased risk.

     ADVERSE ECONOMIC CHANGES MAY INCREASE DELINQUENCIES. The majority of the individuals who purchase automobiles financed by the Company and other sub-prime finance companies are hourly wage earners with little or no cash reserves. In most cases, the ability of such individuals to meet their required semi-weekly or monthly payment on their installment contract is completely dependent upon continued employment. Job losses generally will result in defaults on their consumer debt, including their contracts with the Company. An economic downturn or prolonged economic recession resulting in local, regional or national unemployment could cause a large increase in delinquencies, defaults and charge-offs. If this would occur, the Company's cash reserves and allowance for losses may not be sufficient to support current levels of operations if the downturn or recession were for a sustained period of time.

     RISK OF DELAYED REPOSSESSIONS. The relatively high default rate on Contracts requires that the Company repossess and resell a substantial number of vehicles. After a default occurs, the condition of the vehicle securing the Contract in default generally deteriorates due to lack of maintenance or otherwise. The Company carefully monitors delinquencies and moves quickly to repossess, recondition and resell vehicles secured by Contracts in default so as to minimize its losses. Any delays in repossessions could decrease loan loss recoveries.

     POTENTIAL INADEQUACY OF LOAN LOSS RESERVES. The Company maintains an allowance for credit losses to absorb anticipated losses from Contract defaults net of repossession recoveries. The allowance for credit losses, which anticipates losses based on the Company's risk analysis of historical trends and expected future results, is continually reviewed and adjusted to maintain the allowance at a level which, in the opinion of management and the Board of Directors, provides adequately for existing and future losses that may develop in the present portfolio. However, since the risk model uses past history to predict the future, changes in national and regional economic conditions, borrower mix, competition for higher quality Contracts and other factors could result in actual losses exceeding predicted losses.

     CHANGE IN ACCOUNTING PRINCIPLE. Effective October 1, 1996, the Company adopted a new methodology for reserving for and analyzing its loan losses. This accounting method is commonly referred to as static pooling. The static pooling reserve methodology allows the Company to stratify its Automobile Receivables portfolio, and the related components of its Allowance for Credit Losses (i.e. discounts, excess interest, charge offs and recoveries) into separate and identifiable quarterly pools. These quarterly pools, along with the Company's estimate of future principal losses and recoveries, are analyzed quarterly to determine the adequacy of the Allowance for Credit Losses. The method previously used by the Company to analyze the Allowance for Credit
Losses was based on the total Automobile Receivables portfolio. In management's opinion, the static pool reserve method provides a more sophisticated and comprehensive analysis of the adequacy of the Allowance for Credit Losses and is preferable to the method previously used. With the adoption of the static pooling reserve method, the Company increased its Allowance for Credit Losses by $4,912,790 in the fourth quarter of 1996. This amount was included in the Consolidated Statements of Operations under the caption "Cumulative effect of a change in accounting principle".

     EFFECT OF SUPERVISION AND REGULATION UPON COMPANY OPERATIONS. The Company's present and proposed operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations and, in most of the states in which the Company conducts business, limit the interest rates the Company is allowed to charge. While management believes that it maintains all requisite licenses and permits and is in substantial compliance with all applicable federal, state and local regulations, there can be no assurance that the Company will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on the operations of the Company, including severe monetary and other penalties. Further, the adoption of additional laws, rules and regulations could have a material adverse effect on the Company's business.

     POSSIBILITY OF UNINSURED LOSSES. The Company requires that all vehicles financed by it be covered by collision insurance. To reduce the risk that such collision insurance will lapse because of nonpayment of premiums, the Company monitors premium payments. When notification is received that a policy has lapsed, the Company immediately contacts the borrower by telephone and sends a letter indicating that failure to maintain insurance constitutes default under the borrower's Contract. If the borrower fails to secure insurance, the Company may repossess the vehicle. In addition, the Company has the ability to force place collision insurance should the debtor fail to pay insurance premiums resulting in cancellation of the debtor's insurance coverage. Collision insurance, in the event of a total vehicle loss, generally will cover only for the fair value of the vehicle which often can be substantially less than the outstanding contract receivable. In addition, the Company may incur losses in situations where the borrower fails to make payments and the Company is unable to locate the car for repossession. Although the Company's losses to date in such cases have been minimal, there can be no assurance that this will continue to be the case.

     SUBSTANTIAL COMPETITION. In connection with its business of financing vehicle purchases, the Company competes with many well-established financial institutions, including banks, thrifts, independent finance companies, credit unions, captive finance companies owned by automobile manufacturers and others who finance used vehicle purchases (some of which are larger, have significantly greater financial resources and have relationships with established captive dealer networks). Any increased competition could have a material adverse effect on the Company, including its ability to acquire loans meeting its underwriting requirements.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends largely on the efforts and abilities of senior management. The loss of the services of any of these individuals could have a material adverse effect on the Company's business. The Company maintains insurance policies in the amount of $2,000,000 each on the lives of Messrs. Ginsburg and Sandler for the purpose of funding the Company's obligation to purchase shares of its common stock beneficially owned by either of them upon death. The purchase obligation is limited to the insurance proceeds. The purchase price is the greater of book value or 80% of the average closing price of the Class A Common Stock for the 30 consecutive trading days commencing 45 trading days before the death of the insured. At
December 31, 1996, the book value of the stock was approximately $2.15 per share, while the closing price of the stock on December 31, 1996, was $2.50 per share. As of that date, the Company's purchase obligation would have been less than $2,000,000 with respect to each of Messrs. Ginsburg and Sandler. Any excess insurance proceeds will be used for general corporate purposes, including replacement of the decedent. The Company also maintains a traveler's accidental death policy on the lives of Messrs. Ginsburg and Caukin in the amount of $1,000,000 each. The Company otherwise does not maintain key-man insurance upon the lives of its executive officers.

     INSURANCE RISKS. The Company maintains comprehensive insurance of the type and in the amounts management believes are customarily obtained for businesses similarly situated, including liability insurance for used vehicles, sold, repaired or maintained by the Company. However, certain types of losses generally of a catastrophic nature are either uninsurable or not economically insurable. Any uninsured or partially insured loss could have an adverse economic effect upon the Company.

     VOTING POWER OF CLASS B COMMON STOCK. As of December 31, 1996, 1,323,715 shares of Class B Common Stock were issued and outstanding. These shares are held by Messrs. Ginsburg and Sandler and by another individual. They are identical in all respects to the Class A Common Stock except that the Class B Common Stock has three votes per share while the Class A Common Stock has one vote per share. The Class B Common Stock automatically converts into Class A Common Stock on a share-for-share basis upon transfer (excluding certain transfers for estate planning purposes) or upon death of the holder. As of December 31, 1996, holders of the Class A Common Stock owned approximately 81% of the aggregate issued and outstanding shares of Class A and Class B Common Stock, but had the power to cast approximately 58.7% of the combined votes of both classes. As of the same date, Messrs. Ginsburg and Sandler had the power to vote an aggregate of 826,858 shares and 496,857 shares of Class B Common Stock, respectively, and collectively had the power to cast approximately 41.3% of the combined votes of both classes. This effectively may constitute voting control of the Company.

     EFFECT OF ISSUANCE OF PREFERRED STOCK. The Company is authorized to issue up to 5,000,000 shares of preferred stock, no par value. The preferred stock may be issued in one or more series, the terms of which will be determined at the time of issuance by the Board of Directors without any requirement for shareholder approval. Such rights may include voting rights, preferences as to dividends and upon liquidation, conversion and redemption rights and mandatory redemption provisions pursuant to sinking funds or otherwise. No preferred stock is currently outstanding and the Company has no present plans for issuance thereof. However, any issuance of preferred stock could affect the rights of the holders of Class A Common Stock and therefore reduce its value. Rights could be granted to holders of preferred stock hereafter issued which could reduce the attractiveness of the Company as a potential takeover target or make the removal of management of the Company more difficult or adversely impact the rights of holders of Class A Common Stock.

     SHARES ELIGIBLE FOR FUTURE SALE. As of December 31, 1996, the Company had 1,323,715 shares of Class B Common Stock outstanding which are convertible, on a share-for-share basis, into shares of Class A Common Stock. The shares of

Class A Common Stock underlying the shares of Class B Common Stock will be, when issued, "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). In general, under Rule 144, a person who has satisfied a two-year holding period may, under certain circumstances, sell within any three-month period a number of shares of Common Stock which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume in such shares during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity or other limitation by a person who is not an affiliate of the Company and who has satisfied a three-year holding period. The shares of Class A Common Stock issued upon conversion of the Class B Common Stock will be eligible for immediate sale under Rule 144. Sales of such stock in the public market could adversely affect the market price of the Class A Common Stock.

     EFFECT OF CONVERSION OF NOTES. As of December 31, 1996, 5,648,379 shares of Class A Common Stock, 1,323,715 shares of Class B Common Stock, 7% Notes convertible into an aggregate of 404,971 shares of Class A Common Stock, and 12% Notes convertible into aggregate of 1,250,000 shares of Class A Common Stock were issued and outstanding. If the option to purchase the Additional 12% Notes is exercised in full and if the entire $11,385,000 in principal amount of convertible notes which would then be outstanding is converted into Class A Common Stock, then the Company will be obligated to issue 3,321,637 shares of Class A Common Stock at an average exercise price of $3.43. Such shares, if they had been issued as of December 31, 1996, would have represented approximately 32.3% of the total number of shares of common stock outstanding and approximately 25.7% of the voting power of the common stock. Issuance of the shares upon conversion of the notes could result in dilution to earnings and book value per share of common stock and will substantially reduce the voting power of the common stock beneficially owned by Messrs. Ginsburg and Sandler.

     EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. For the respective terms of the Placement Warrants and the options granted by the Company pursuant to the Company's stock option plans, the holders thereof are given an opportunity to profit from a rise in the market price of the Company's Class A Common Stock, with a resulting dilution in the interests of the other shareholders. Further, the terms on which the Company may obtain additional financing during those periods may be adversely affected by the existence of such securities. The holders of such securities may be expected to exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on more favorable terms.

     NO CASH DIVIDENDS. The holders of Class A and Class B Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. To date, the Company has not paid any cash dividends. The Board of Directors of the Company does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. The Company's credit facilities restrict or prohibit the Company from paying dividends. Accordingly, it is unlikely any dividend will be paid on the Class A Common Stock in the foreseeable future.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
          MONACO  FINANCE,  INC.
          (Registrant)

March  31,  1997          By          /s/  Morris  Ginsburg
                                      ----------------------------
                                      Morris  Ginsburg,  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March  31,  1997          /s/  Morris  Ginsburg
                          ------------------------------
                          Morris  Ginsburg,  President,
                          Chief  Executive  Officer  and
                          Director

March  31,  1997          /s/  Irwin  L.  Sandler
                          ------------------------------
                          Irwin  L.  Sandler
                          Executive  Vice  President,
                          Secretary/Treasurer  and
                          Director

March  31,  1997          /s/  Brian  M.  O'Meara
                          ------------------------------
                          Brian  M.  O'Meara,
                          Director

March  31,  1997          /s/  David  M.  Ickovic
                          ------------------------------
                          David  M.  Ickovic,
                          Director

March  31,  1997          /s/  Craig  L.  Caukin
                          ------------------------------
                          Craig  L.  Caukin,
                          Executive  Vice  President,
                          Director

March  31,  1997          /s/  Michael  Feinstein
                          ------------------------------
                          Michael  Feinstein,
                          Senior  Vice  President,
                          Chief  Financial  Officer