Form 10KSB/A
period 1996-12-31
MONACO FINANCE INC
filed 1997-05-08
CIK 865830

FORM 10-KSB/A
                                 AMENDMENT 1
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

     DOCUMENTS  INCORPORATED  BY  REFERENCE
     Proxy Statement for the 1997 Annual Meeting to be filed within 120 days after the fiscal year (Part III).
Transitional  Small  Business  Disclosure  Format:            Yes    No   X
Total  number  of  pages:  3


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  10-KSB/A

     (a)    Exhibits:

The following documents are filed as exhibits to this Current Report on Form 10-KSB/A

Exhibit  27  --  Financial  Data  Schedule.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
          MONACO  FINANCE,  INC.
          (Registrant)

May  8,  1997          By          /s/  Morris  Ginsburg
                                   ---------------------
                            Morris  Ginsburg,  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May  8,  1997          /s/  Morris  Ginsburg
                       ---------------------
               Morris  Ginsburg,  President,
              Chief  Executive  Officer  and
                                    Director

May  8,  1997          /s/  Irwin  L.  Sandler
                       -----------------------
                            Irwin  L.  Sandler
                   Executive  Vice  President,
                      Secretary/Treasurer  and
                                      Director

May  8,  1997          /s/  Brian  M.  O'Meara
                       -----------------------
                           Brian  M.  O'Meara,
                                      Director

May  8,  1997          /s/  David  M.  Ickovic
                         ---------------------
                           David  M.  Ickovic,
                                      Director

May  8,  1997          /s/  Craig  L.  Caukin
                        ---------------------
                           Craig  L.  Caukin,
                  Executive  Vice  President,
                                     Director

May  8,  1997          /s/  Michael  Feinstein
                         ---------------------
                           Michael  Feinstein,
                      Senior  Vice  President,
                     Chief  Financial  Officer