Form 10QSB
period 1997-03-31
MONACO FINANCE INC
filed 1997-05-15
CIK 865830

FORM 10-QSB


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: MARCH 31, 1997

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


Number of shares outstanding of the Issuer's Common Stock, as of March 31, 1997.

     Class A Common Stock, $.01 par value: 5,648,379 shares Class B Common Stock, $.01 par value: 1,323,715 shares

Exhibit  index  is  located  on  page  24.
Total  number  of  pages  is  27.

                    MONACO FINANCE, INC. AND SUBSIDIARIES

                                 FORM 10-QSB

                         QUARTER ENDED MARCH 31, 1997

                                    INDEX

                                                                    PAGE NO.
PART  I  -  FINANCIAL  INFORMATION
Consolidated  Statements  of  Operations  for  the  three
                        months ended March 31, 1997 and 1996 (unaudited) 3 Consolidated Balance Sheets at March 31, 1997
                                       (unaudited) and December 31, 1996     4
Consolidated  Statement  of  Shareholders'  Equity  for  the
                            three months ended March 31, 1997(unaudited)     5
Consolidated  Statements  of  Cash  Flows  for  the  three
                        months ended March 31, 1997 and 1996 (unaudited)     6
               Notes to Consolidated Financial Statements (unaudited) 7-14 Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations     15-23
                                         PART II - OTHER INFORMATION     24-26
EXHIBIT  11  -  Computation  of  Net  Earnings  (Loss)  per
                                     Common and Common Equivalent Share     25
                                   EXHIBIT 27 - Financial Data Schedule     26

                                                              SIGNATURE     27

                        PART I - FINANCIAL INFORMATION



                          ITEM 1.  FINANCIAL STATEMENTS
                      MONACO FINANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                  THREE  MONTHS  ENDED  MARCH  31,

                                                                1997         1996
                                                        -------------  -----------

REVENUES:
Interest                                                $  3,265,126   $3,192,832
Other income                                                 121,994       29,303
                                                        -------------  -----------
     Total revenues                                        3,387,120    3,222,135

COSTS AND EXPENSES:
Provision for credit losses (Note 2)                         116,979      301,263
Operating expenses                                         3,179,275    2,498,787
Interest expense (Note 4)                                  1,401,160    1,051,150
                                                        -------------  -----------
     Total costs and expenses                              4,697,414    3,851,200
                                                        -------------  -----------

(Loss) from continuing operations before income taxes     (1,310,294)    (629,065)
Income tax (benefit) (Note 6)                                      -     (235,270)
                                                        -------------  -----------

(Loss) from continuing operations                         (1,310,294)    (393,795)

(Loss) on disposal of discontinued business, net of
   applicable income taxes (Note 7)                                -      (93,900)
                                                        -------------  -----------

Net (loss)                                               ($1,310,294)   ($487,695)
                                                        =============  ===========


EARNINGS (LOSS) PER SHARE (NOTES 1 AND 5):

(Loss) from continuing operations                             ($0.19)      ($0.06)

(Loss) on disposal of discontinued business                        -        (0.01)
                                                        -------------  -----------

Net (loss) per common and common equivalent share             ($0.19)      ($0.07)
                                                        =============  ===========

Weighted average number of shares outstanding              6,972,094    6,895,779



     See  notes  to  consolidated  financial  statements.






                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                  CONSOLIDATED BALANCE SHEETS
                              MARCH 31, 1997 AND DECEMBER 31, 1996



                                                                 MARCH 31, 1997    DECEMBER 31,
                                                                  (UNAUDITED)          1996
                                                                ----------------  --------------

ASSETS
     Cash and cash equivalents                                  $     1,334,849   $   1,227,441
     Restricted cash                                                  4,676,431       4,463,744
     Automobile receivables - net (Notes 2 and 4)                    78,801,369      81,890,935
     Repossessed vehicles held for sale                               2,235,827       2,314,869
     Income tax receivable (Note 6)                                     350,000         350,000
     Deferred income taxes (Note 6)                                   1,581,651       1,581,651
     Furniture and equipment, net of accumulated
       depreciation of $1,545,248 (1997) and $1,326,215 (1996)        2,294,501       2,055,902
     Other assets                                                     1,455,800       1,379,526
                                                                ----------------  --------------
          Total assets                                          $    92,730,428   $  95,264,068
                                                                ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                                           $       809,424   $     851,838
     Accrued expenses and other liabilities                             686,843         619,125
     Notes payable (Note 4)                                           7,250,000       5,250,000
     Installment note payable (Note 4)                                3,000,000       3,000,000
     Convertible subordinated debt (Note 4)                           1,385,000       1,385,000
     Senior subordinated debt (Note 4)                                4,583,333       5,000,000
     Convertible senior subordinated debt (Note 4)                    5,000,000       5,000,000
     Automobile receivables-backed notes (Note 4)                    56,324,118      59,156,101
                                                                ----------------  --------------
          Total liabilities                                          79,038,718      80,262,064
Commitments and contingencies (Note 3)
Stockholders' equity (Note 5)
       Preferred stock; no par value, 5,000,000 shares
         authorized, none issued or outstanding                               -               -
       Class A common stock, $.01 par value; 17,750,000
         shares authorized, 5,648,379 shares (1997) and
         5,648,379 shares (1996) issued                                  56,484          56,484
       Class B common stock, $.01 par value; 2,250,000
         shares authorized, 1,323,715 shares (1997) and
         1,323,715 shares (1996) issued                                  13,237          13,237
       Additional paid-in capital                                    22,066,089      22,066,089
       Retained earnings (deficit)                                   (8,444,100)     (7,133,806)
                                                                ----------------  --------------
Total stockholders' equity                                           13,691,710      15,002,004
Total liabilities and stockholders' equity                      $    92,730,428   $  95,264,068
                                                                ================  ==============


     See  notes  to  consolidated  financial  statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                (UNAUDITED)


                                    Class  A          Class  B       Additional
                                Common  Stock      Common  Stock      Paid-in-      Retained
                              Shares    Amount    Shares    Amount     Capital      Earnings       Total
                             ---------  -------  ---------  -------  -----------  ------------  ------------

Balance - December 31, 1996  5,648,379  $56,484  1,323,715  $13,237  $22,066,089  ($7,133,806)  $15,002,004
Net (loss) for the quarter           -        -          -        -            -   (1,310,294)   (1,310,294)
                             ---------  -------  ---------  -------  -----------  ------------  ------------
Balance - March 31, 1997     5,648,379  $56,484  1,323,715  $13,237  $22,066,089  ($8,444,100)  $13,691,710
                             =========  =======  =========  =======  ===========  ============  ============



     See  notes  to  consolidated  financial  statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                           (unaudited)
                                                                      Three Months ended March 31,
                                                                            1997           1996
                                                                       -------------  ------------

Cash flows from operating activities:
---------------------------------------------------------------------
     (Loss) from continuing operations                                  ($1,310,294)    ($393,795)
     Adjustments to reconcile (loss) from continuing operations to net cash provided by operating activities:
          Depreciation                                                      220,811       135,054
          Provision for credit losses                                       116,979       301,263
          Amortization of excess interest                                 1,213,605       601,506
          Amortization of other assets                                      182,740       192,943
          Deferred tax asset                                                      -      (235,271)
          Other                                                               5,180        14,881
                                                                       -------------  ------------
                                                                            429,021       616,581
     Change in assets and liabilities:
          Receivables                                                      (198,185)      212,433
          Prepaid expenses                                                 (204,334)      (32,234)
          Accounts payable                                                  (42,414)     (103,833)
          Accrued liabilities and other                                      57,972       217,479
                                                                       -------------  ------------
     Net cash flows from continuing operations                               42,060       910,426
     Net cash flows from discontinued operations                                  -       389,394
                                                                       -------------  ------------
Net cash provided by operating activities                                    42,060     1,299,820
                                                                       -------------  ------------
Cash flows from investing activities:
---------------------------------------------------------------------
     Retail installment sales contracts - purchased                      (7,993,574)   (8,466,710)
     Retail installment sales contracts - originated                              -    (1,093,350)
     Proceeds from payments on contracts - purchased                      9,512,677     7,013,623
     Proceeds from payments on contracts - originated                             0     1,788,692
     Purchase of furniture and equipment                                   (460,136)     (273,524)
     Equipment deposits and other                                               726             -
                                                                       -------------  ------------
Net cash (used in) investing activities                                   1,059,693    (1,031,269)
                                                                       -------------  ------------
Cash flows from financing activities:
---------------------------------------------------------------------
     Net borrowings (repayments) under line of credit                     2,000,000             -
     Net (increase) in restricted cash                                     (212,687)     (480,940)
     Borrowings on asset-backed notes                                     4,663,456     6,358,409
     Repayments on asset-backed notes                                    (7,495,439)   (8,548,232)
     Repayments on senior subordinated debentures                          (416,667)            -
     Proceeds from  issuance of convertible senior subordinated notes             -     5,000,000
     Purchases of treasury stock                                                  -       (48,898)
     Increase in debt issue and conversion costs                            (33,373)     (257,555)
Net cash provided by (used in) financing activities                      (1,494,710)    2,022,784
                                                                       -------------  ------------
Net increase in cash and cash equivalents                                  (392,957)    2,291,335
Cash and cash equivalents, January 1                                      1,227,441     7,247,670
                                                                       -------------  ------------
Cash and cash equivalents, March 31                                    $    834,484   $ 9,539,005
                                                                       =============  ============
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                            $  1,419,834   $ 1,066,240
                                                                       =============  ============
     Cash paid during the year for income taxes                        $      2,074   $       645
                                                                       =============  ============


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

INTERIM  UNAUDITED  FINANCIAL  STATEMENTS

Information with respect to March 31, 1997 and 1996, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results of the entire year.

REPOSSESSED  VEHICLES  HELD  FOR  RESALE

At March 31, 1997 and December 31, 1996, 618 and 651 repossessed vehicles, respectively, were held for resale. Included in vehicles held for resale are vehicles which have been sold for which payment has not been received and unlocated vehicles (skips), the value for which may be reimbursed from insurance.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 financial statements to conform to the classifications used in the current year.

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

IMPAIRMENT  OF  LONG-LIVED  ASSETS  TO  BE  DISPOSED  OF
The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, on January 1, 1996. The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

TRANSFERS  AND  SERVICING  OF  FINANCIAL  ASSETS  AND  EXTINGUISHMENTS  OF
LIABILITIES
In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments
     of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.



NOTE  2  -  AUTOMOBILE  RECEIVABLES

     Automobile  Receivables  consist  of  the  following:
                                            March  31,          December  31,
                                                        1997          1996
                                                   ------------  ------------
Automobile Receivables
Retail installment sales contracts                 $11,529,784   $11,777,343
Retail installment sales contracts-Trust (Note 4)   67,569,502    71,129,192
Excess interest receivable                           5,994,190     6,555,682
Other                                                  665,330       616,230
Accrued interest                                     1,161,707     1,331,450
                                                   ------------  ------------
Total finance receivables                           86,920,513    91,409,897
Allowance for credit losses                         (8,119,144)   (9,518,962)
                                                   ------------  ------------
Automobile receivables - net                       $78,801,369   $81,890,935
                                                   ============  ============



     At March 31, 1997, the accrual of interest income was suspended on $164,077 of principal amount of retail installment sales contracts.

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





                                                Allowance for
                                                Credit Losses
                                               ---------------

Balance as of December 31, 1996                $    9,518,962
Provision for credit losses                           116,979
Unearned interest income                              652,113
Unearned discounts                                    295,526
Retail installment sale contracts charged off      (4,943,201)
Recoveries                                          2,478,765
                                               ---------------
Balance as of March 31, 1997                        8,119,144
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

     Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Subsequent receipts of excess interest are applied to reduce excess interest receivable. For the three months ended March 31, 1997, $1,213,605 of excess interest income was amortized against excess interest receivable.

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

NOTE  3  -  COMMITMENTS  &  CONTINGENCIES


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


NOTE  4  -  DEBT

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

As of March 31, 1997, the Series 1994-A Notes, Series 1995-A Note and the Series 1995-B Notes and underlying receivables backing those notes were as follows:





                                    Underlying
                                    Receivable
                     Note Balance     Balance
                     -------------  -----------
Series 1994-A Notes  $   3,916,318  $ 3,743,075
Series 1995-A Note      39,994,304   50,766,884
Series 1995-B Notes     12,413,496   13,059,543
                     -------------  -----------
TOTAL                $  56,324,118  $67,569,502
                     =============  ===========




CONVERTIBLE  SENIOR  SUBORDINATED  NOTE  OFFERING

On January 9, 1996, the Company entered into a Purchase Agreement for the sale of an aggregate of $5 million in principal amount of 12% Convertible Senior Subordinated Notes due 2001 (the "12% Notes"). This agreement was subsequently amended and passed by the Company's Booard of Directors on September, 10, 1996. Interest on the 12% Notes is payable monthly at the rate of 12% per annum and the 12% Notes are convertible, subject to certain terms contained in the Indenture, into shares of the Company's Class A Common Stock, par value $.01 per share, at a conversion price of $4.00 per share, subject to adjustment under certain circumstances. The 12% Notes were issued pursuant to an Indenture dated January 9, 1996, between the Company and Norwest Bank Minnesota, N.A., as trustee. The Company agreed to register, for public sale, the shares of restricted Common Stock issuable upon conversion of the 12% Notes. The 12% Notes were sold pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.

Provisions have been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes on or before September 10, 1998, with an initial conversion price of $3.00 per share.

REVOLVING  LINE  OF  CREDIT  -  LASALLE  NATIONAL  BANK

In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank ("LaSalle")providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment consists of all Contracts pledged and all other assets of the Company. The Company has agreed to maintain certain restrictive financial covenants. As of March 31, 1997, the Company had borrowed $7,250,000 against this line of credit.

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

The Installment Note was paid in full on April 25, 1997 in exchange for 1,500,000 newly-issued shares of the Company's Class A Common Stock (See Note
8).


NOTE  5  -  STOCKHOLDERS'  EQUITY

COMMON  STOCK

The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B common stock is entitled to three votes while each share of Class A common stock is entitled to one vote.

STOCK  OPTION  PLANS

During the three months ended March 31, 1997, stock options to acquire 125,000 shares were granted to certain officers of the Company under the Company's stock option plan. No options were exercised and options to acquire
     75,000  shares  were  canceled.

ADOPTION  OF  NEW  ACCOUNTING  RULES

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     The Company uses one of the most widely used option pricing models, the Black-Scholes model (the Model), for purposes of valuing its stock options grants. The Model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

NOTE  6  -  INCOME  TAXES

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

A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:



     Three  Months  Ended  March  31,


                                            1997         1996
                                        ------------  ----------

Pretax income (loss) - continuing and
    discontinued operations             $(1,310,294)  $(779,065)
                                        ============  ==========
Federal tax expense (benefit)
      at statutory rate - 34%           $  (445,500)  $(264,882)
State income tax expense (benefit)          (44,550)    (26,488)
                                        ------------  ----------
                                        $  (490,050)  $(291,370)
Less valuation allowance                $  (490,050)          -
                                        ------------  ----------
Income tax expense (benefit)            $      0.00   $(291,370)
                                        ============  ==========


     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of March 31, 1997, were as follows:






Deferred tax assets:
Federal and State NOL tax carry-forward  $ 5,832,512
Other                                         50,795
                                         ------------
                                           5,883,307
Valuation Allowance                        2,327,433
                                         ------------
Total deferred tax assets                  3,555,874
Deferred tax liabilities:
Depreciation                                (109,468)
Allowances                                (1,864,755)
                                         ------------
Total deferred tax liability              (1,974,223)
                                         ------------
Net deferred tax asset                   $ 1,581,651
                                         ============




NOTE  7  -  DISCONTINUED  OPERATIONS

In February 1996, the Company announced that it intends to discontinue its CarMart retail used car sales and associated financing operations. In April 1996, the Company extended the expected disposal date of the CarMart business from April 30, 1996 to May 31, 1996.

Effective May 31, 1996, the Company entered into a sublease agreement on all of its former CarMart properties for the entire lease terms at an amount approximately equal to the Company's obligation.

NOTE  8  -  SUBSEQUENT  EVENTS

On April 25, 1997, the Company executed a Conversion and Rights Agreement (the "Conversion Agreement") with Pacific USA Holdings Corp. ("Pacific"). The Conversion Agreement converted the entire $3,000,000 outstanding principal amount of a secured loan made by Pacific to the Company into 1.5 million restricted shares of the Company's Class A Common Stock. The Conversion Agreement also released the Company from all liability under the Loan Agreement executed on October 29, 1996 between the Company and Pacific pursuant to which the $3 million loan was made.

On April 25, 1997, Morris Ginsburg, the Company's President, and Irwin L. Sandler, the Company's Executive Vice President and Secretary/Treasurer, agreed to grant an option (the "Option") to purchase all shares of the Company's common stock owned by them to SPGC, LLC ("SPGC") at $4.00 per share.
 The Option is subject to execution of a definitive option agreement acceptable to the parties. The option agreement will also provide that Messrs. Ginsburg and Sandler may "put" 50% of the shares owned or controlled by them to SPGC on the second anniversary of the effectiveness of the Option and the other 50% on the third anniversary of the Option at $4.00 per share. Messrs. Ginsburg and Sandler have agreed to deliver to SPGC irrevocable proxies for all shares owned or controlled by them upon effective of the Option. The Option will become effective when SPGC provides security for the prompt payment of the "put" price in the form of cash, letter of credit or other collateral satisfactory to Messrs. Ginsburg and Sandler. SPGC is a limited liability corporation controlled by The Stone Pine Companies, a privately held group of financial services companies. In connection with the Option, the Company has engaged SPGC to provide strategic advisory and investment banking services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD  LOOKING  STATEMENTS
This quarterly report on form 10-QSB for the period ended March 31, 1997 contains forward looking statements. Additional written or oral foreward looking statements may be made by the company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in section 27 A of the Securities Act of 1933, as amended, and section 21 E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, objectives related to the Automobile Receivables and the related allowance, and plans related to products or services of the Company, as well as assumptions related to the foregoing.

Foreward looking statements are inherently subject to risks and uncertainties some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Quarterly Report included in the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others that could contribute to or cause such differences. Additional factors that could cause actual results to differ from materially from those expressed in such forward looking statements are set forth in Exhibit 99 to the company's annual report filed on form 10-KSB.


SUMMARY
The company's revenues and net income (loss) from continuing operations primarily are derived the Company's Loan Portfolio consisting of Contracts purchased from the Dealer Network, Contracts purchased from third party originators, and Contracts purchased from vehicle sales at the Companies Dealerships.

In February 1996 the Company announced that it intended to discontinue its CarMart retail used car sales and its associated financing operations related to its CarMart business. The CarMart business ceased operations on May 31, 1996. The results of operations of the CarMart business for 1996 were included in the loss on disposal.

The average discount on all Contracts purchased pursuant to discounted Finance Programs during the quarters ended March 31, 1997 and 1996 was approximately 4.6% and 10% respectively. The company services all of the loans that it owns. The loan portfolio at March 31, 1997 carries a contract annual percentage rate of interest that approximates 23.23% before discounts and has an original weighted average term of approximately 50 months. The average amount financed per Contract for the quarters ended March 31, 1997 and 1996
was  approximately  $10,518    and    $8,621  respectively.

RESULTS  OF  OPERATION

OVERVIEW



                                                                     INCOME  STATEMENT  DATA
                                                                  Quarter  Ended  March  31,
(dollars in thousands, except per share amounts)                          1997         1996
                                                                    -----------  -----------
Total revenues                                                      $    3,387   $    3,222
Total costs and expenses                                            $    4,697   $    3,851
Income (loss) from continuing operations before income taxes        $   (1,310)  $     (629)
Income tax expense (benefit)                                                 0   $     (235)
Income (loss) from continuing operations                            $   (1,310)  $     (394)
(Loss) on disposal of discontinued business, net of income taxes.            -   $      (94)
Net income (loss)                                                   $   (1,310)  $     (488)
Net income (loss) per share                                         $    (0.19)  $    (0.07)
Weighted average number of shares outstanding                        6,972,094    6,895,779





                                                         INCOME  STATEMENT  DATA
                                         AS  A  %  OF  OUTSTANDING  LOAN  PORTFOLIO
                                                         Quarter  Ended  March  31,

                                                                1997          1996
                                                         ------------  ------------
Average Interest Bearing Loan Portfolio Balance          $80,346,152   $60,304,023
                                                         ============
Interest Income                                                16.25%        21.18%
Interest Expense                                                6.97%         6.97%
                                                         ------------  ------------
                                                                9.28%        14.21%
Operating Expenses                                             15.83%        16.58%
Provision for Credit Losses                                     0.58%         2.00%
Other Income                                                   -0.61%        -0.19%
                                                         ------------  ------------
                                                               15.80%        18.38%
Loss from continuing operations before income taxes            -6.52%        -4.17%
Income Tax Benefit                                                 -         -1.56%
                                                         ------------  ------------
Loss from continuing operations                                -6.52%        -2.61%
Loss on disposal of discontinued business, net of taxes            0         -0.62%
                                                         ------------  ------------
Net Loss                                                       -6.52%        -3.23%








          BALANCE  SHEET  DATA
                        March 31, 1997   December 31, 1996
                        ---------------  ------------------
(dollars in thousands)
Total assets            $        92,730  $           95,264
Total liabilities       $        79,038  $           80,262
Stockholders' equity    $        13,692  $           15,002




The Company's revenues increased 6% from $3.2 million in the first quarter of 1996 to $3.4 million in the comparable 1997 period. Net income (loss)
increased  from  $(0.5)  million  in  1996 to $(1.3) million in 1997. Earnings
(loss)  per  share  for  1997  were  $   (0.19), based on 7.0 million weighted
average shares outstanding, compared with $(0.07) per share, based on 6.9 million weighted average shares outstanding, for 1996.

CONTINUING  OPERATIONS


                                    SELECTED  OPERATING  DATA
                                   Quarter  Ended  March  31,
(dollars in thousands, except where noted)     1997     1996
                                            --------  -------
Interest income                             $ 3,265   $3,193
Other income                                $   122   $   29
Provision for credit losses                 $   117   $  301
Operating expenses                          $ 3,179   $2,499
Interest expense                            $ 1,401   $1,051
Operating expenses as a % of revenues            94%      78%
Contracts from Dealer Network                   607      948
Contracts from Company Dealerships                0      104
                                            --------  -------
Total contracts                                 607    1,052

Average amount financed (dollars)           $10,518   $8,621




REVENUES
Total revenues for the quarter ended March 31, 1997 increased $.2 million when compared to the same period in 1996 primarily due to a one-time credit of
     $120,000 from the company's forced place insurance provider and an increase of $72,000 in interest income when compared to the same period in 1996. The rate of interest income earned for the quarter ended March 31, 1997 was 16.25% based on an average interest bearing portfolio balance of $80,346,152 as compared to a rate of interest income earned of 21.18% based on an average interest bearing portfolio balance of $60,304,023 for the quarter ended March 31, 1996. The decrease in effective yield reported by the company for the first quarter of 1997 is lower than that of the prior years' comparable quarter due primarily to changing the Company's portfolio mix, resulting in lower contract interest rates and lower purchase discounts. Acquisition of Contracts with lower interest rates and discounts was due to increased competition in the sub-prime automobile finance industry and the Company's decision to increase the credit quality of its loans. The Company's management believes the yields for the first quarter of 1997 should be representative of loans purchased for the balance of the year using similar programs and buying criteria which are subject to change based on the Company's future business plans.

The lower reported interest rate - when compared to the contract annual percentage rate of interest (23.23% for the 3 months ended March 31, 1997 and approximately 25% for the three months ended March 31, 1996) - results from the Company's use of the excess interest method of accounting. Under this method the Company uses part of its interest income as well as contract discounts and a provision for credit losses to establish its allowance for credit losses on its portfolio over their entire life.

The most significant aspect of the growth of the company's loan portfolio is attributable to loans generated from the Dealer Network during 1996. During 1996, the Company's loan portfolio increased 33% from $62.2 million at December 31, 1995 to $82.9 million at December 31, 1996. The number of contracts generated from the Dealer Network increased 25% during 1996 and the dollar value of contracts acquired increased $21.5 million or 51%. The increase in contracts mainly was due to the expansion of the Dealer Network during 1996.

During the first quarter of 1997 the Company's net Automobile Receivables decreased from $81.9 million at December 31, 1996 to $78.8 million at March 31, 1997. During the three month period ended March 31, 1997, the Company originated 607 loans totaling $6.4 million with an average amount financed of $10,518 as compared to loan originations of 1052 totaling $9.7 million with an average amount financed of $8,621 for the three months ended March 31, 1996. The average discount on all contracts purchased decreased from 10% in 1996 to approximately 4.6% in 1997.

The decline in the number and dollar value of loan originations during the first three months of 1997 as compared to the first three months of 1996 of 42.3% and 29.6% respectively, as well as the decline in purchase discounts of approximately 50% and the increase in average amount financed of 22%, resulted from a change in Monaco's business philosophy in the latter part of 1996 which carried over into the first quarter of 1997. This change resulted from the completion of the company's credit scoring system and its restructuring as a result of closing its CarMart retail sales and financing operations and ceasing its deep discount loan acquisition programs. All of these measures were aimed at increasing the credit quality of the Company's loan portfolio.

At March 31, 1997 only $3.6 million of the company's Auto Receivable Loan Portfolio were generated from the discontinued CarMart operations as compared to 10.3 million or 21% of its portfolio at March 31, 1996.

COSTS  AND  EXPENSES
The provision for credit losses decreased $0.2 million from $0.3 million in the quarter ended March 31, 1996 to $0.1 million in the comparable 1997 period. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The decrease in the provision for credit losses primarily was due to the introduction of the excess interest method to record allowances effective January 1, 1995 (see Note 2), as well as changes in certain of the Company's programs. Net charge-offs as a percentage of average net automobile receivables decreased from 6.0% in the first quarter of 1996 to 3.0% in the first quarter of 1997. Although the Company believes that its allowance for credit losses is sufficient for the life of its current portfolio, a provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 2.2% of its loan portfolio over 60 days past due at December 31, 1996 compared with 2.5% at March 31, 1997.

The Company believes that the decrease in net charge-offs as a percentage of Average Net Automobile Receivables is due to the following factors:
1. Portfolio mix; Changes in the composition of the Company's portfolio, due specifically to closing the CarMart retail stores and elimination of the high interest rate deep discount programs, will reduce charge-offs as a percentage of average automobile receivables.
2. Credit quality; All originations subsequent to August 31, 1996 were acquired using the company's credit scorecard including more stringent credit criteria. These Contracts should result in lower net charge-offs and higher risk adjusted yields in the future than for comparable periods in 1996.
3. Collections and recoveries; In February 1997, the Company reorganized its collection and recovery departments. The top three people in charge of these departments were replaced with individuals with many years of experience in collecting sub-prime automobile contracts. It is too soon to determine whether changes in the department are partially responsible for the reduction in net charge-offs experienced in February, March and April of 1997 as compared to the same months of 1996.

The allowance for credit losses, which anticipates losses based on the Company's risk analysis of historical trends and expected future results, is continually reviewed and adjusted to maintain the allowance at a level which, in the opinion of management, provides adequately for existing and future losses that may develop in the present portfolio. A provision for credit losses is charged to earnings in an amount sufficient to maintain the allowance. However, since the risk model uses past history to predict the future, changes in national and regional economic conditions, borrower mix and other factors could result in actual losses differing from initially predicted losses.

     Operating expenses increased $0.7 million, or 28%, from $2.5 million in the first quarter of 1996 to $3.2 million in the comparable 1997 period. This increase primarily was due to an increase in salaries and benefits of $125,000, consulting and professional fees of $164,000 and depreciation and amortization of $76,000. The major components of the increase in operating expenses are as follows:








(dollars in thousands)               1997     1996   Increase
                                   -------  -------  ---------
Salaries and benefits              $1,527   $1,402   $     125
Depreciation and amortization         404      328          76
Consulting and professional fees      370      206         164
Telephone                             156       87          69
Travel and entertainment               75       75           -
Loan origination fees                 (81)    (272)        191
Rent/Office Supplies/Postage          242      219          23
All other                             487      454          33
                                   -------
                                   $3,180   $2,499   $     681
                                   =======  ======   =========




Interest expense increased $0.4 million, or 40%, from $1.0 million in the first quarter of 1996 to $1.4 million in the first quarter of 1997. This increase primarily was due to an increase in borrowings that provided the necessary working capital for the Company to increase its loan portfolio from $60.3 million at March 31, 1996 to $78.8 million at March 31, 1997. Since March 31, 1996, net increases in the Company's debt were as follows:




 (dollars  in  thousands)
Notes payable - LaSalle               $ 7,250
Installment note payable                3,000
Convertible senior subordinated debt     (417)
Automobile receivables-backed notes     8,844
                                      --------
     Total                            $18,677
                                      ========





The average annualized interest rate on the Company's debt was 7.24% for the first quarter of 1997 versus 7.3% for the first quarter of 1996. The decline in rate was primarily due to lower interest rates associated with the Company's Series 1995-A Notes as compared to those charged during the prior period.

The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 14.2% in the first quarter of 1996 to 9.3% in the first quarter of 1997. The decrease was due primarily to the amortization of excess interest receivable as described in Note 2 of the Notes to Consolidated Financial Statements.

NET  INCOME
Net (loss) from continuing operations increased $0.9 million from $(0.4) in the first quarter of 1996 to $(1.3) million in the first quarter of 1997. This increase in loss (decrease to net income) was primarily due to the following changes on the Consolidated Statement of Operations:


                               Increase (Decrease) to Net Income
(in millions of dollars)             From Cont. Operations
                               -----------------------------------
Interest  and other income     $                              0.2
Provision for credit losses                                   0.2
Operating expenses                                           (0.7)
Interest expense                                             (0.4)
Income tax expense                                           (0.2)
                               -----------------------------------
Net (decrease) to net income
  from continuing operations   $                             (0.9)
                               ===================================





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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash flows for the quarters ended March 31, 1997 and 1996 are summarized as follows:



                                               CASH  FLOW  DATA
                                     Quarter  Ended  March  31,
(dollars in thousands)                          1997      1996
                                             --------  --------
Cash flows provided by (used in):
Operating activities                         $    42   $ 1,300
Investing activities                           1,560    (1,031)
Financing activities                          (1,495)    2,022
                                             --------  --------
Net increase  in cash and cash equivalents   $   107   $ 2,291
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

In order to further insure the Company's ability to finance the purchase of installment contracts and thereby continue to grow, the Company is seeking to obtain an additional warehouse credit facility on terms more favorable than the Revolving Note described in Note 4 to the Company's Consolidated Financial Statements. If the Company is successful in obtaining such a credit facility, it will provide the Company with additional working capital to the extent that the new cash advance terms are more favorable than the Revolving Note. Although the Company believes it will be able to consummate such a new credit facility, no assurance can be given that it will be consummated.

In addition to its efforts to obtain a new credit facility, as described above, the Company on November 1, 1996, obtained a $3 million term loan from Pacific USA Holdings Corp., which was converted to 1,500,000 shares of Class A Common Stock as of April 25, 1997, as described in Notes 4 and 8 to the Company's Consolidated Financial Statements.

The Agreements underlying the terms of the Company's Automobile Receivable - Backed Securitization Program ("Securitization Program") and the corresponding Revolving Notes and Warehouse Notes, described below, contain certain covenants which if not complied with, could materially restrict the Company's liquidity. Although the Company endeavors to comply with these covenants, no assurance is given that the Company will continue to be in compliance. Furthermore, if Net Charge-Offs increase in the future, the Company's liquidity and its ability to increase its loan portfolio may be impacted negatively. Under the terms of the Revolving Note, approximately 80% of the face amount of Contracts, in the aggregate, is advanced to the Company for purchasing qualifying Contracts. The balance must be financed through capital.

During 1993, the Company completed the Note Offering described in Note 4 of the Notes to Consolidated Financial Statements. In the Note Offering, the Company sold 7% Convertible Subordinated Notes in the aggregate principal amount of $2,000,000. The purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount on September 15, 1993. The principal amount of the Notes, plus accrued interest thereon, is due March 1, 1998. The Notes are convertible into Class A Common Stock of the Company at any time prior to maturity at a conversion price of $3.42 per share, subject to adjustment for dilution. Certain of these Notes with an aggregate principal amount of $1,615,000 were converted in 1994 and 1995, resulting in the issuance of 472,219 shares of Class A Common Stock.

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

As  of  March  31 1997, the Series 1994-A Notes, Series 1995-A Note and Series
1995-B  Notes  and underlying receivables backing those notes were as follows:






                                           Underlying
(dollars in thousands)  Note Balance   Receivable Balance
                        -------------  -------------------
Series 1994-A Notes     $       3,916  $             3,743
Series 1995-A Note             39,994               50,767
Series 1995-B Notes            12,414               13,060
                        -------------  -------------------
Total                   $      56,324  $            67,570
                        =============  ===================




On January 9, 1996, the Company entered into a Purchase Agreement for the sale of an aggregate of $5 million in principal amount of 12% Convertible Senior Subordinated Notes due 2001 (the "12% Notes"). This agreement was subsequently amended and passed by the Company's Board of Directors on September, 10, 1996. Interest on the 12% Notes is payable monthly at the rate of 12% per annum and the 12% Notes are convertible, subject to certain terms contained in the Indenture, into shares of the Company's Class A Common Stock, par value $.01 per share, at a conversion price of $4.000 per share, subject to adjustment under certain circumstances. The 12% Notes were issued pursuant to an Indenture dated January 9, 1996, between the Company and Norwest Bank Minnesota, N.A., as trustee. The Company agreed to register, for public sale, the shares of restricted Common Stock issuable upon conversion of the 12% Notes. The 12% Notes were sold pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.

Provisions have been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes on or before September 10, 1998, with an initial conversion price of $3.00 per share.

In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by the lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment of the line of credit consists of all Contracts pledged and all other assets of the Company. The Company has agreed to maintain certain restrictive loan covenants. As of March 31, 1997, the Company had borrowed $7,250,000 against this line of credit.

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

The collateral securing payment of the Installment Note consists of 100% of the authorized, issued and outstanding shares of stock of MF Receivables Corp. I, consisting of 1,000 shares of common stock $0.01 par value per share. Among other covenants, the Company has agreed to maintain the monthly outstanding balance of all retail installment contracts owned by MF Receivables Corp. I, less the then outstanding principal balance of all debt issued by MF Receivables Corp. I, at a level in excess of 3.5 times the then outstanding principal balance of the Installment Note. (See Note 8 of Notes to Consolidated Financial Statements.)

In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of March 31, 1997, the Company had repurchased 26,900 shares of Class A Common Stock.

The Company has never paid cash dividends on its Common Stock and does not anticipate a change in this policy in the foreseeable future. Certain of the Company's loan agreements contain covenants that restrict the payment of cash dividends.

The Company's cash needs will, in part, continue to be funded through a combination of earnings and cash flow from operations and its existing warehouse credit facility and line of credit. In addition, the Company continues to pursue additional sources of funds including, but not limited to, various forms of debt and/or equity. The ability of the Company to maintain past growth levels will, in large part, be dependent upon obtaining such additional sources of funding, of which no assurance can be given. Failure to obtain additional funding sources will materially restrict the Company's future business activities and could, in the future, require the Company to
sell  certain    of  the  Loans  in  its  Portfolio  to  meet  its  liquidity requirements.

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

In  June 1996, the FASB issued SFAS No. 125, (Subsequently amended by SFAS No.
127)  Accounting  for  Transfers  and  Servicing  of  Financial  Assets  and
Extinguishment  of  Liabilities.  The  Company  intends to adopt SFAS No. 125.

effective January 1, 1997. Under SFAS No. 125, future asset securitization in which control of the securitized financial assets is transferred would be accounted for by recognizing all assets sold and recognizing in earnings any gain or loss on the sale.

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to March 31, 1997.

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

                    MONACO FINANCE, INC. AND SUBSIDIARIES

                                 FORM 10-QSB

                         QUARTER ENDED MARCH 31, 1997

                        PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM  2.  CHANGES  IN  SECURITIES

(b.) Certain of the Company's loan agreements, including loan agreements entered into in the first quarter of 1996, contain covenants that restrict the payment  of  cash  dividends.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:
     Exhibit 11 - Computation of Net Earnings per Common and Common Equivalent Share.
Exhibit  27  -  Financial  Data  Schedule.

(b)  Reports  on  Form  8  -  K:
     A Form 8-K dated February 7, 1997 was filed announcing the termination of the previously reported Securities Purchase Agreement, Stock Purchase Warrant and Shareholder Option Agreement with Pacific USA Holdings Corp.

                                  EXHIBIT 11



                        MONACO FINANCE, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS (LOSS) PER SHARE
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                      THREE  MONTHS  ENDED  MARCH  31,
                                                                 1997         1996
                                                             ------------  -----------

EARNINGS (LOSS) PER SHARE - PRIMARY AND FULLY DILUTED
NET EARNINGS (LOSS)
-----------------------------------------------------------
Income (loss) from continuing operations                     $(1,310,294)  $ (393,795)
(Loss) from discontinued operations                                    -            -
(Loss) on disposal of discontinued business                            -      (93,900)
                                                             ------------  -----------
Net income  (loss)                                           $(1,310,294)  $ (487,695)
                                                             ============  ===========
AVERAGE SHARES OUTSTANDING
-----------------------------------------------------------
Weighted average shares outstanding                            6,972,094    6,895,779
Shares issuable from assumed exercise of stock options (a)            (b)          (b)
Shares issuable from assumed exercise of underwriters'
units (a)                                                             (b)          (b)
Shares issuable from assumed exercise of stock
warrants (a)                                                          (b)          (b)
                                                             ------------  -----------
Common stock and common stock equivalents - primary            6,972,094    6,895,779
Shares issuable from assumed conversion of 7% subordinated
debt (c)                                                              (b)          (b)
                                                             ------------  -----------
Common stock and common stock equivalents - fully
diluted                                                        6,972,094    6,895,779
                                                             ============  ===========
EARNINGS (LOSS)PER SHARE - PRIMARY AND FULLY DILUTED
-----------------------------------------------------------
Income (loss) from continuing operations                     $     (0.19)  $    (0.06)
(Loss) on disposal of discontinued business                            -        (0.01)
                                                             ------------  -----------
Net income (loss) per share                                  $     (0.19)  $    (0.07)
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

                                  EXHIBIT 27



                          MONACO FINANCE, INC. AND SUBSIDIARIES
                                 FINANCIAL DATA SCHEDULE
                        FOR THE THREE MONTHS ENDED MARCH 31, 1997

[LEGEND]
     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED
BALANCE  SHEETS  AND  THE  CONSOLIDATED  STATEMENTS OF OPERATIONS AND IS QUALIFIED IN ITS
ENTIRETY  BY  REFERENCE  TO  SUCH  FINANCIAL  STATEMENTS.
[/LEGEND]



Item                                                           3 -mos       Year-to-date
----------------------------------------------------------  ------------   --------------
Fiscal year end                                                31-Dec-97       31-Dec-97
Period end                                                     31-Mar-97       31-Mar-97
Period type                                                      3 month        12 month
Cash and cash items                                         $  6,011,280   $   6,011,280
Marketable securities                                       $          0   $           0
Notes and accounts receivable trade                         $ 86,920,513   $  86,920,513
Allowance for doubtful accounts                              ($8,119,144)    ($8,119,144)
Inventory                                                   $          0   $           0
Total current assets                                        $          0   $           0
Property, plant and equipment                               $  3,839,749   $   3,839,749
Accumulated depreciation                                    $  1,545,248   $   1,545,248
Total assets                                                $ 92,730,428   $  92,730,428
Total current liabilities                                   $          0   $           0
Bonds, mortgages and similar debt                           $ 77,542,451   $  77,542,451
Preferred stock-mandatory redemption                        $          0   $           0
Preferred stock no-mandatory redemption                     $          0   $           0
Common stock                                                $     56,484   $      56,484
Other stockholders' equity                                  $ 13,691,710   $  13,691,710
Total liabilities and stockholders' equity                  $ 92,730,428   $  92,730,428
Net sales of tangible products                              $          0   $           0
Total revenues                                              $  3,387,120   $   3,387,120
Cost of tangible goods sold                                 $          0   $           0
Total costs and expenses applicable to sales and revenues   $  3,179,275   $   3,179,275
Other costs and expenses                                    $          0   $           0
Provision for doubtful accounts and notes                   $    116,979   $     116,979
Interest and amortization of debt discount                  $  1,401,160   $   1,401,160
Income before taxes and other items                          ($1,310,294)    ($1,310,294)
Income tax expense                                          $          0   $           0
Income/(loss) continuing operations                          ($1,310,294)    ($1,310,294)
Discontinued operations                                     $          0   $           0
Extraordinary items                                         $          0   $           0
Cumulative effect-changes in accounting principals          $          0   $           0
Net income (loss)                                            ($1,310,294)    ($1,310,294)
Earnings per share-primary                                        ($0.19)         ($0.19)
Earnings per share-fully diluted                                  ($0.19)         ($0.19)



                                  SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       MONACO  FINANCE,  INC.


     Date:  May  15,  1997
                                                 By:    /s/  Morris  Ginsburg
                                                    -------------------------
                                                             Morris  Ginsburg
                                                                   President,

                                                By:    /s/  Craig  L.  Caukin
                                                    -------------------------
                                                           Craig  L.  Caukin,
                                                   Executive  Vice  President

                                           By:    /s/  Michael  H.  Feinstein
                                              -------------------------------
                                                      Michael  H.  Feinstein,
                                                    Chief  Financial  Officer