Form 10QSB
period 1997-06-30
MONACO FINANCE INC
filed 1997-08-13
CIK 865830

FORM 10-QSB


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: JUNE 30, 1997

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


Number of shares outstanding of the Issuer's Common Stock, as of June 30, 1997:

     Class A Common Stock, $.01 par value: 7,153,379 shares Class B Common Stock, $.01 par value: 1,323,715 shares

Exhibit  index  is  located  on  page  27.
Total  number  of  pages  is  118.

                    MONACO FINANCE, INC. AND SUBSIDIARIES

                                 FORM 10-QSB

                         QUARTER ENDED JUNE 30, 1997

                                    INDEX

                                                                    PAGE NO.
PART  I  -  FINANCIAL  INFORMATION
Consolidated  Statements  of  Operations  for  the  three
                         months ended June 30, 1997 and 1996 (unaudited)     3
Consolidated  Statements  of  Operations  for  the  six
                         months ended June 30, 1997 and 1996 (unaudited)     4
Consolidated  Balance  Sheets  at  June  30,  1997
                                       (unaudited) and December 31, 1996     5
Consolidated  Statement  of  Shareholders'  Equity  for  the
                               six months ended June 30, 1997(unaudited)     6
Consolidated  Statements  of  Cash  Flows  for  the  six
                         months ended June 30, 1997 and 1996 (unaudited)     7
               Notes to Consolidated Financial Statements (unaudited) 8-16 Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations     17-26
                                            PART II - OTHER INFORMATION     27
EXHIBIT  11  -  Computation  of  Net  Earnings  (Loss)  per
                                     Common and Common Equivalent Share     29
                                   EXHIBIT 27 - Financial Data Schedule     30
EXHIBIT 10.53 - Trust and Security Agreement related to the placement of $42,646,534 and $2,569,068 aggregate principal amount of automobile receivables-backed Class A Certificates and Class B Certificates,
                                                          respectively.     31
EXHIBIT 10.54 - Form of Class A Certificate issued by MF Receivables Corp. II related to the private placement of $42,646,534 of 6.71% automobile
                                              receivables-backed notes.     85
EXHIBIT 10.55 - Form of Class B Certificate issued by MF Receivables Corp. II related to the placement of $2,569,068 of automobile receivables-backed
                                                                 notes.     91
EXHIBIT 10.56 - Loan Agreement dated June 26, 1997, between Monaco Funding Corp. and Heartland Bank relating to the $2,525,000 Promissory Note. 96

                                                            SIGNATURES     118

                        PART I - FINANCIAL INFORMATION



                          ITEM 1.  FINANCIAL STATEMENTS
                      MONACO FINANCE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

          THREE  MONTHS  ENDED  JUNE  30,




                                                                1997         1996
                                                        -------------  -----------

REVENUES:
Interest                                                $  3,091,430   $3,232,771
Other income                                                       6        4,120
                                                        -------------  -----------
     Total revenues                                        3,091,436    3,236,891

COSTS AND EXPENSES:
Provision for credit losses (Note 2)                          77,270      247,261
Operating expenses                                         2,708,709    2,750,589
Interest expense (Note 4)                                  1,353,350    1,071,279
                                                        -------------  -----------
     Total costs and expenses                              4,139,329    4,069,129
                                                        -------------  -----------

(Loss) from continuing operations before income taxes     (1,047,893)    (832,238)
Income tax (benefit) (Note 6)                                      -     (311,257)
                                                        -------------  -----------

(Loss) from continuing operations                         (1,047,893)    (520,981)

(Loss) on disposal of discontinued business, net of
   applicable income taxes (Note 7)                                -     (207,551)
                                                        -------------  -----------

Net (loss)                                               ($1,047,893)   ($728,532)
                                                        =============  ===========


EARNINGS (LOSS) PER SHARE (NOTES 1 AND 5):

(Loss) from continuing operations                             ($0.14)      ($0.07)

(Loss) on disposal of discontinued business                        -        (0.03)
                                                        -------------  -----------

Net (loss) per common and common equivalent share             ($0.14)      ($0.10)
                                                        =============  ===========

Weighted average number of shares outstanding              7,724,594    6,957,329






     See  notes  to  consolidated  financial  statements.




                       MONACO FINANCE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (UNAUDITED)

          SIX  MONTHS  ENDED  JUNE  30,




                                                                1997           1996
                                                        -------------  -------------

REVENUES:
Interest                                                $  6,356,556   $  6,425,603
Other income                                                 122,000         33,423
                                                        -------------  -------------
     Total revenues                                        6,478,556      6,459,026

COSTS AND EXPENSES:
Provision for credit losses (Note 2)                         194,249        548,524
Operating expenses                                         5,887,984      5,249,376
Interest expense (Note 4)                                  2,754,510      2,122,429
                                                        -------------  -------------
     Total costs and expenses                              8,836,743      7,920,329
                                                        -------------  -------------

(Loss) from continuing operations before income taxes     (2,358,187)    (1,461,303)
Income tax (benefit) (Note 6)                                      -       (546,527)
                                                        -------------  -------------

(Loss) from continuing operations                         (2,358,187)      (914,776)

(Loss) on disposal of discontinued business, net of
   applicable income taxes (Note 7)                                -       (301,451)
                                                        -------------  -------------

Net (loss)                                               ($2,358,187)   ($1,216,227)
                                                        =============  =============


EARNINGS (LOSS) PER SHARE (NOTES 1 AND 5):

(Loss) from continuing operations                             ($0.32)        ($0.13)

(Loss) on disposal of discontinued business                        -          (0.04)
                                                        -------------  -------------

Net (loss) per common and common equivalent share             ($0.32)        ($0.17)
                                                        =============  =============

Weighted average number of shares outstanding              7,348,344      6,964,054



     See  notes  to  consolidated  financial  statements.






                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                  CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                 JUNE 30, 1997    DECEMBER 31,
                                                                  (UNAUDITED)         1996
                                                                ---------------  --------------
ASSETS
     Cash and cash equivalents                                  $      288,375   $   1,227,441
     Restricted cash                                                 5,636,503       4,463,744
     Automobile receivables - net (Notes 2 and 4)                   76,298,286      81,890,935
     Repossessed vehicles held for sale                              2,565,787       2,314,869
     Income tax receivable (Note 6)                                    350,000         350,000
     Deferred income taxes (Note 6)                                  1,581,651       1,581,651
     Furniture and equipment, net of accumulated
       depreciation of $1,758,355 (1997) and $1,326,215 (1996)       2,237,526       2,055,902
     Other assets                                                    1,945,562       1,379,526
                                                                ---------------  --------------
          Total assets                                          $   90,903,690   $  95,264,068
                                                                ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                                           $      875,304   $     851,838
     Accrued expenses and other liabilities                            710,077         619,125
     Notes payable (Note 4)                                          5,200,000       5,250,000
     Promissory note payable (Note 4)                                2,525,000               -
     Installment note payable (Note 4)                                       -       3,000,000
     Convertible subordinated debt (Note 4)                          1,385,000       1,385,000
     Senior subordinated debt (Note 4)                               4,166,666       5,000,000
     Convertible senior subordinated debt (Note 4)                   5,000,000       5,000,000
     Automobile receivables-backed notes (Note 4)                   55,523,451      59,156,101
                                                                ---------------  --------------
          Total liabilities                                         75,385,498      80,262,064
Commitments and contingencies (Note 3)
Stockholders' equity (Note 5)
       Preferred stock; no par value, 5,000,000 shares
         authorized, none issued or outstanding                              -               -
       Class A common stock, $.01 par value; 17,750,000
         shares authorized, 7,153,379 shares (1997) and
         5,648,379 shares (1996) issued                                 71,534          56,484
       Class B common stock, $.01 par value; 2,250,000
         shares authorized, 1,323,715 shares (1997) and
         1,323,715 shares (1996) issued                                 13,237          13,237
       Additional paid-in capital                                   24,925,414      22,066,089
       Retained earnings (deficit)                                  (9,491,993)     (7,133,806)
                                                                ---------------  --------------
Total stockholders' equity                                          15,518,192      15,002,004
                                                                ---------------  --------------
Total liabilities and stockholders' equity                      $   90,903,690   $  95,264,068
                                                                ===============  ==============


     See  notes  to  consolidated  financial  statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                      (UNAUDITED)


                                              Class  A             Class  B     Additional
                                           Common  Stock        Common  Stock     Paid-in-     Retained
                                         Shares    Amount    Shares    Amount     Capital      Earnings       Total
                                        ---------  -------  ---------  -------  -----------  ------------  ------------

Balance - December 31, 1996             5,648,379  $56,484  1,323,715  $13,237  $22,066,089  ($7,133,806)  $15,002,004
Exercise of stock options                   5,000       50          -        -        9,325            -         9,375
Conversion of installment note payable  1,500,000   15,000          -        -    2,850,000            -     2,865,000
Net (loss) for the six months                   -        -          -        -            -   (2,358,187)   (2,358,187)
                                        ---------  -------  ---------  -------  -----------  ------------  ------------
Balance - June 30, 1997                 7,153,379  $71,534  1,323,715  $13,237  $24,925,414  ($9,491,993)  $15,518,192
                                        =========  =======  =========  =======  ===========  ============  ============



     See  notes  to  consolidated  financial  statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                            (unaudited)
                                                                      Six  Months  ended  June  30,
                                                                           1997           1996
                                                                       -------------  -------------
Cash flows from operating activities:
---------------------------------------------------------------------
     (Loss) from continuing operations                                  ($2,358,187)     ($914,776)
     Adjustments to reconcile (loss) from continuing operations to net cash provided by operating activities:
          Depreciation                                                      441,448        271,660
          Provision for credit losses                                       194,249        548,524
          Amortization of excess interest                                 2,384,155      1,322,506
          Amortization of other assets                                      364,360        377,363
          Deferred tax asset                                                      -       (542,989)
          Other                                                               3,027         23,294
                                                                       -------------  -------------
                                                                          1,029,052      1,085,582
     Change in assets and liabilities:
          Receivables                                                      (426,025)      (339,115)
          Prepaid expenses                                                 (179,301)      (158,678)
          Accounts payable                                                   23,466        127,365
          Accrued liabilities and other                                     (61,259)       329,273
                                                                       -------------  -------------
     Net cash flows from continuing operations                              385,933      1,044,427
     Net cash flows from discontinued operations                                  -        102,115
Net cash provided by operating activities                                   385,933      1,146,542
                                                                       -------------  -------------
Cash flows from investing activities:
---------------------------------------------------------------------
     Retail installment sales contracts - purchased                     (16,529,660)   (26,251,091)
     Retail installment sales contracts - originated                              -     (1,519,376)
     Proceeds from payments on contracts - purchased                     18,814,031     15,644,544
     Proceeds from payments on contracts - originated                       880,709      3,123,058
     Purchase of furniture and equipment                                   (616,268)      (474,098)
     Equipment deposits and other                                               726              -
                                                                       -------------  -------------
Net cash provided by (used in) investing activities                       2,549,538     (9,476,963)
                                                                       -------------  -------------
Cash flows from financing activities:
---------------------------------------------------------------------
     Net borrowings (repayments) under line of credit                       (50,000)             -
     Net (increase) in restricted cash                                   (1,172,759)      (337,660)
     Borrowings on asset-backed notes                                    49,917,896     18,998,420
     Repayments on asset-backed notes                                   (53,550,546)   (16,754,800)
     Repayments on senior subordinated debentures                          (833,334)             -
     Proceeds from  issuance of convertible senior subordinated notes             -      5,000,000
     Purchases of treasury stock                                                  -        (85,114)
     Proceeds from  exercise of stock options                                 9,375              -
     Proceeds from  issuance of promissory note                           2,525,000              -
     Increase in debt issue and conversion costs                           (720,169)      (259,389)
                                                                       -------------  -------------
Net cash provided by (used in) financing activities                      (3,874,537)     6,561,457
                                                                       -------------  -------------
Net (decrease) in cash and cash equivalents                                (939,066)    (1,768,964)
Cash and cash equivalents, January 1                                      1,227,441      7,247,670
                                                                       -------------  -------------
Cash and cash equivalents, June 30                                     $    288,375   $  5,478,706
                                                                       =============  =============


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

PRINCIPLES  OF  CONSOLIDATION

The Company's consolidated financial statements include the accounts of Monaco Finance, Inc. and its wholly-owned subsidiaries, CarMart Auto Receivables Company, MF Receivables Corp. I, MF Receivables Corp. II and Monaco Funding Corp. (the "Subsidiaries"). All intercompany accounts and transactions have been eliminated in consolidation.

INTERIM  UNAUDITED  FINANCIAL  STATEMENTS

Information with respect to June 30, 1997 and 1996, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results of the entire year.

REPOSSESSED  VEHICLES  HELD  FOR  RESALE

At    June 30, 1997 and December 31, 1996, 708 and 651 repossessed vehicles, respectively, were held for resale. Included in vehicles held for resale are vehicles which have been sold for which payment has not been received and unlocated vehicles (skips), the value for which may be reimbursed from insurance.

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

TRANSFERS  AND  SERVICING  OF  FINANCIAL  ASSETS  AND  EXTINGUISHMENTS  OF
LIABILITIES
In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments
     of Liabilities (subsequently amended by SFAS No. 127). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION





                         1997        1996
                   ----------  ----------
Cash Payments for
Interest           $2,813,246  $1,991,788
Income Taxes       $    2,704  $      655




     Non-cash investing and financing activities: In April 1997, Pacific USA Holdings Corp. ("Pacific") converted the entire $3,000,000 outstanding principal amount of an installment note payable made by Pacific to the Company into 1.5 million shares of the Company's Class A Common Stock. See Note 4.



NOTE  2  -  AUTOMOBILE  RECEIVABLES

     Automobile  Receivables  consist  of  the  following:
                                                    June  30,   December  31,

                                                          1997          1996
                                                   ------------  ------------
Automobile Receivables
Retail installment sales contracts                 $10,275,490   $11,777,343
Retail installment sales contracts-Trust (Note 4)   64,493,068    71,129,192
Excess interest receivable                           5,805,957     6,555,682
Other                                                  856,522       616,230
Accrued interest                                     1,097,727     1,331,450
                                                   ------------  ------------
Total finance receivables                           82,528,764    91,409,897
Allowance for credit losses                         (6,230,478)   (9,518,962)
                                                   ------------  ------------
Automobile receivables - net                       $76,298,286   $81,890,935
                                                   ============  ============




     At   June 30, 1997, the accrual of interest income was suspended on $0 of principal  amount  of  retail  installment  sales  contracts.

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




                                                Allowance for
                                                Credit Losses
                                               ---------------
Balance as of December 31, 1996                $    9,518,962
Provision for credit losses                           194,249
Unearned interest income                            1,634,430
Unearned discounts                                    645,665
Retail installment sale contracts charged off     (11,588,258)
Recoveries                                          5,825,430
                                               ---------------
Balance as of  June 30, 1997                   $    6,230,478
                                               ===============




The provision for credit losses is based on estimated losses on all Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and for all Contracts originated by CarMart which have been and will continue to be provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis.

Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Subsequent receipts of excess interest are applied to reduce excess interest receivable. For the three and six months ended June 30, 1997, $1,170,550 and $2,384,155, respectively, of excess interest income was amortized against excess interest receivable.

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

NOTE  3  -  COMMITMENTS  &  CONTINGENCIES


CONTINGENCIES
In August 1996, the Company settled a lawsuit filed by Milton Karsh, a former officer and Director of the Company. Under the settlement, the Company agreed to retain the plaintiff as a consultant for the period of three years, to reimburse the plaintiff's attorney fees and to release and abandon any claim to ownership or option to acquire 20,715 shares of Class B Common Stock owned by the plaintiff.

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





                                     Class A
                                   Common Stock
Conversion Date  Notes Converted      Issued
---------------  ----------------  ------------

September 1994   $        385,000       112,572
March 1995                770,000       225,147
August 1995                85,000        24,853
September 1995            375,000       109,647
                 ----------------
                 $      1,615,000       472,219
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

Interest is due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 are due and payable the first day of January, April, July and October of each year commencing January 1, 1997. The unpaid principal amount of the Senior Notes, plus accrued and unpaid interest, are due October 1, 1999.

AUTOMOBILE  RECEIVABLES  -  BACKED  NOTES

In November 1994 MF Receivables Corp I. ("MF I"), a wholly owned special purpose subsidiary of the Company, sold, in a private placement, $23,861,823 of 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrue interest at a fixed rate of 7.6% per annum. The Series 1994-A Notes are expected to be fully amortized by March 1998; however, the debt maturities are based on principal payments received on the underlying receivables, which may result in a different final maturity.

In  May  of  1995,  MF  I issued its Floating Rate Auto Receivable-Backed Note
("Revolving Note" or "Series 1995-A Note"). The Revolving Note has a stated maturity of October 16, 2002. MF I acquires Contracts from the Company which are pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving Note is repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note can be used to borrow up to an aggregate of $150 million through May 16, 1998. The Term Notes have a fixed rate of interest and likewise are repaid from collections on the underlying Contracts. An Indenture and Servicing Agreement require that the Company and MF I maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture requires MF I to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including Contracts pledged as collateral for Series 1994-A Term Notes, the Series 1995-B Term Notes, as well as all future Contracts acquired by MF I.

The Series 1995-A Note bears interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provides customary collection and servicing activities for the Contracts. The Revolving Note has a stated maturity of October 16, 2002 and an expected termination date of May 16, 1998. The maximum limit for the Series 1995-A Note is $40 million. On September 15, 1995, MF Receivables issued its Series 1995-B Term Notes ("Series 1995-B Notes") in the amount of $35,552,602. The Series 1995-B Notes accrue interest at a fixed note rate of 6.45% per annum. The Series 1995-B Notes are expected to be fully amortized by June 1999; however, the debt maturities are based on principal payments received on the underlying receivables which may result in a different final maturity. The proceeds from the issuance of the Series 1995-B Notes were used to retire, in full, the 1995-A Note.

     In June 1997, MF Receivables Corp. II ("MF II"), a wholly owned special purpose subsidiary of the Company, sold, in a private placement, $42,646,534 of Class A automobile receivables-backed notes ("Series 1997-1A Notes" or "Term Note") to an outside investor and $2,569,068 of Class B automobile receivables-backed notes ("Class B Notes") to Monaco Funding Corp., a wholly-owned special purpose subsidiary of the Company. The Series 1997-1A Notes accrue interest at a fixed rate of 6.71% per annum and are expected to be fully amortized by December 2002; however, the debt maturities are based on principal payments received on the underlying receivables, which may result in a different final maturity. An Indenture and Servicing Agreement require that the Company and MF II maintain certain financial ratios, as well as other representations, warranties and covenants.

In connection with the purchase of the Class B Notes, Monaco Funding Corp. borrowed $2,525,000 from a financial institution ("Promissory Note"). The Promissory Note accrues interest at a fixed rate of 16% per annum and is collateralized by the proceeds from the Class B Notes. The Class B Notes are expected to be fully amortized by December 2002; however, the debt maturities are based on principal payments received on the underlying receivables, which may result in a different final maturity. Monaco Funding Corp. is required to maintain certain covenants and warranties under the Pledge Agreement.

Under the Trust and Security Agreement, MF II shall have the option to redeem all of the Series 1997-1A Notes at any time after the balance of the Series 1997-1A Notes is less than or equal to 20% of the initial balance of the Series 1997-1A Notes. MF II also has the option to redeem the Class B Notes at any time after the balance of the Series 1997-1A Notes has been reduced to zero or has been redeemed. The proceeds from the issuance of the Series 1997-1A Notes and the Promissory Note were used to retire, in full, the 1995-A Note, which can be used to accumulate an additional $114.4 million in $40 million increments.

The assets of MF I, MF II and Monaco Funding Corp. are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term Notes a nationally recognized insurance company (MBIA) has guaranteed repayment. The MBIA insured Series 1994-A Notes, Series 1995-A Note, Series 1995-B Notes, and Series 1997-1A Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series 1994-A, Series 1995-A, Series 1995-B, Series 1997-1A and Promissory Note noteholders and other general disbursements are paid to MF I and MF II on a monthly basis.

As  of      June 30, 1997, the Series 1994-A Notes, Series 1995-A Note, Series
1995-B Notes and the Series 1997-1A Notes and underlying receivables backing those notes were as follows:





                                    Underlying
                                    Receivable
                     Note Balance     Balance
                     -------------  -----------

Series 1994-A Notes  $   2,814,025  $ 2,754,640
Series 1995-A Note               -       75,865
Series 1995-B Notes     10,062,892   10,470,865
Series 1997-1 Notes     42,646,534   49,499,775  (also collateralizes the Promissory Note)
                     -------------  ------------
TOTAL                $  55,523,451  $62,801,145
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

REVOLVING  LINE  OF  CREDIT  -  LASALLE  NATIONAL  BANK

In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank ("LaSalle")providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment consists of all Contracts pledged and all other assets of the Company. The Company has agreed to maintain certain restrictive financial covenants. As of
 June 30, 1997, the Company had borrowed $5,200,000 against this line of credit.

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

On April 25, 1997, the Company executed a Conversion and Rights Agreement (the "Conversion Agreement") with Pacific. The Conversion Agreement converted the entire $3,000,000 outstanding principal amount of the installment note made by Pacific to the Company into 1.5 million restricted shares of the Company's Class A Common Stock. The Conversion Agreement also released the Company from all liability under the Loan Agreement executed on October 29, 1996 between the Company and Pacific pursuant to which the $3 million loan was made.

The Installment Note accrued interest at a fixed rate per annum of 9% and was payable interest only from November, 1996 through November, 1997; monthly principal payments of $100,000 were due beginning December, 1997, and continuing each month thereafter through and including November, 1998. The unpaid principal amount of the Installment Note, plus accrued and unpaid interest, was due and payable November 16, 1998.

The collateral securing payment of the Installment Note consisted of 100% of the authorized, issued and outstanding shares of stock of MF Receivables Corp. I, consisting of 1,000 shares of common stock $0.01 par value per share. Among other covenants, the Company had agreed to maintain the monthly outstanding balance of all retail installment contracts owned by MF Receivables Corp. I, less the then outstanding principal balance of all debt issued by MF Receivables Corp. I, at a level in excess of 3.5 times the then outstanding principal balance of the Installment Note.


NOTE  5  -  STOCKHOLDERS'  EQUITY

COMMON  STOCK

The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B common stock is entitled to three votes while each share of Class A common stock is entitled to one vote.

STOCK  OPTION  PLANS

During the six months ended  June 30, 1997, stock options to acquire 125,000 shares were granted to certain officers of the Company under the Company's stock option plan. During this same period, 5,000 options were
exercised  and    options  to  acquire  89,400  shares  were  canceled.

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

OTHER

On April 25, 1997, Morris Ginsburg, the Company's President, and Irwin L. Sandler, the Company's Executive Vice President and Secretary/Treasurer, agreed to grant an option (the "Option") to purchase all shares of the Company's common stock owned by them to SPGC, LLC ("SPGC") at $4.00 per share.
 The Option is subject to execution of a definitive option agreement acceptable to the parties. The option agreement will also provide that Messrs. Ginsburg and Sandler may "put" 50% of the shares owned or controlled by them to SPGC on the second anniversary of the effectiveness of the Option and the other 50% on the third anniversary of the Option at $4.00 per share. Messrs. Ginsburg and Sandler have agreed to deliver to SPGC irrevocable proxies for all shares owned or controlled by them upon effective of the Option. The Option will become effective when SPGC provides security for the prompt payment of the "put" price in the form of cash, letter of credit or other collateral satisfactory to Messrs. Ginsburg and Sandler. SPGC is a limited liability corporation controlled by The Stone Pine Companies, a privately held group of financial services companies. In connection with the Option, the Company has engaged SPGC to provide strategic advisory and investment banking services. Subject to certain termination provisions, Pac-ific USA Holdings Corp. has delivered irrevocable proxies to Messrs. Ginsburg and Sandler for the 1.5 million shares of Class A Common Stock acquired through the Conversion Agreement (See Note 4).

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

     A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:



                                       Three Months Ended June 30,  Six Months Ended June 30,
                                            1997          1996          1997          1996
                                        ------------  ------------  ------------  ------------
Pretax income (loss) - continuing and
    discontinued operations             $(1,047,893)  $(1,187,238)  $(2,358,187)  $(1,966,303)
                                        ============  ===========   ============  ============
Federal tax expense (benefit)
      at statutory rate - 34%           $  (356,284)  $  (403,661)  $  (801,784)  $  (668,543)
State income tax expense (benefit)          (35,628)      (55,045)      (80,178)      (81,533)
                                        ------------  ------------  ------------  ------------
                                           (391,912)     (458,706)     (881,962)     (750,076)
Less valuation allowance                   (391,912)            -      (881,962)            -
                                        ------------  ------------  ------------  ------------
Income tax expense (benefit)            $         0   $  (458,706)  $         0   $  (750,076)
                                        ============  ============  ============  ============




Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of June 30, 1997, were as follows:


Deferred tax assets:
Federal and State NOL tax carry-forward  $ 6,725,069
Other                                         50,551
                                         ------------
                                           6,775,620
Less: Valuation Allowance                  2,719,345
                                         ------------
Total deferred tax assets                  4,056,275
Deferred tax liabilities:
Depreciation                                 (68,057)
Allowances                                (2,406,567)
                                         ------------
Total deferred tax liability              (2,474,624)
                                         ------------
Net deferred tax asset                   $ 1,581,651
                                         ============




The net deferred asset disclosed above equals the deferred income taxes on the
balance  sheet.   The valuation allowance relates to those deferred tax assets that  may  not  be  fully  utilized.

As of June 30, 1997, the Company had a net operating loss carryforward of approximately $18.0 million for income tax reporting purposes which, if unused, will expire in 2011 and 2012.

The Company's ability to generate future taxable income will depend upon its ability to implement its growth strategy. At June 30, 1997, management has estimated that it is more likely than not that the Company will have some future net taxable income within the net operating loss carryforward period. Accordingly, a valuation allowance against the deferred tax asset has been established such that operating loss carryforwards will be utilized primarily to the extent of estimated future taxable income. The need for this allowance is subject to periodic review. Should the allowance be increased in a future period, the tax benefits of the carryforwards will be recorded at the time as an increase to the Company's income tax expense. Should the allowance be reduced in a future period, the tax benefits of the carryforwards will be recorded at the time as an reduction to the Company's income tax expense.

The increase of approximately $0.9 million in the valuation allowance during the first six months of 1997 was primarily due to a $1.6 million increase in net operating loss carryforward partially offset by a $0.7 million increase in deferred tax liabilities related to Allowances and Loan Origination Fees.

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

On July 24, 1997, the Company redeemed the outstanding principal balance of its 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The bonds were redeemed at their principal amount of $1,220,665.33 plus accrued interest to July 24, 1997. Upon redemption of the Series 1994-A Notes, the underlying automobile receivables of approximately $2.5 million were pledged under the terms of the Revolving Note (see Note 4).

ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS
This quarterly report on form 10-QSB for the period ended June 30, 1997 contains forward looking statements. Additional written or oral foreward looking statements may be made by the company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in section 27 A of the Securities Act of 1933, as amended, and section 21 E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, objectives related to the Automobile Receivables and the related allowance, and plans related to products or services of the Company, as well as assumptions related to the foregoing.

Foreward looking statements are inherently subject to risks and uncertainties some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this quarterly report included in the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ from materially from those expressed in such forward looking statements are set forth in Exhibit 99 to the Company's annual report filed on form 10-KSB for December 31, 1996.


SUMMARY
The Company's revenues and (loss) from continuing operations primarily are derived from the Company's Loan Portfolio consisting of Contracts purchased from the Dealer Network, Contracts purchased from third party originators, and
     Contracts  purchased  from  vehicle  sales  at the Companies Dealerships.

In February 1996 the Company announced that it intended to discontinue its CarMart retail used car sales and its associated financing operations related to its CarMart business. The CarMart business ceased operations on May 31, 1996. The results of operations of the CarMart business for 1996 were included in the loss on disposal.

The average discount on all Contracts purchased pursuant to discounted Finance Programs during the six months ended June 30, 1997 and 1996 was approximately 4.6% and 9%, respectively. The Company services all of the loans that it owns. The loan portfolio at June 30, 1997 carries a contract annual percentage rate of interest that approximates 22.9%, before discounts, and has an original weighted average term of approximately 51 months. The average amount financed per Contract for the six months ended June 30, 1997 and 1996
was  approximately  $10,604    and    $9,449,  respectively.

RESULTS  OF  OPERATION

OVERVIEW


     INCOME  STATEMENT  DATA
                                                               Three Months Ended June 30,  Six Months Ended June 30,

(dollars in thousands, except per share amounts)                         1997         1996         1997         1996
                                                                   -----------  -----------  -----------  -----------
Total revenues                                                     $    3,091   $    3,237   $    6,479   $    6,459
Total costs and expenses                                           $    4,139   $    4,069   $    8,837   $    7,920
(Loss) from continuing operations before income taxes              $   (1,048)  $     (832)  $   (2,358)  $   (1,461)
Income tax (benefit)                                                        -   $     (311)           -   $     (546)
(Loss) from continuing operations                                  $   (1,048)  $     (521)  $   (2,358)  $     (915)
(Loss) on disposal of discontinued business, net of income taxes            -   $     (208)           -   $     (301)
Net (loss)                                                         $   (1,048)  $     (729)     ($2,358)  $   (1,216)
Net (loss) per share                                               $    (0.14)  $    (0.10)  $    (0.32)  $    (0.17)
Weighted average number of shares outstanding                       7,724,594    6,957,329    7,348,344    6,964,054




                                                                          INCOME  STATEMENT  DATA
                                                             AS  A  %  OF  OUTSTANDING  LOAN  PORTFOLIO
                                                         Three Months Ended June 30, Six  Months Ended June 30,
                                                                1997          1996          1997          1996
                                                         ------------  ------------  ------------  ------------
Average Interest Bearing Loan Portfolio Balance          $76,933,922   $63,709,724   $78,924,793   $63,207,194
                                                         ============  ============  ============  ============
Interest Income                                                 16.1%         20.3%         16.1%         20.3%
Interest Expense                                                 7.0%          6.7%          7.0%          6.7%
                                                         ------------  ------------  ------------  ------------
                                                                 9.1%         13.6%          9.1%         13.6%
Operating Expenses                                              14.1%         17.3%         14.9%         16.6%
Provision for Credit Losses                                      0.4%          1.5%          0.5%          1.7%
Other Income                                                       -             -          -0.3%         -0.1%
                                                         ------------  ------------  ------------  ------------
                                                                14.5%         18.8%         15.1%         18.2%
Loss from continuing operations before income taxes             -5.4%         -5.2%         -6.0%         -4.6%
Income Tax Benefit                                                 -          -1.9%            -          -1.7%
                                                         ------------  ------------  ------------  ------------
Loss from continuing operations                                 -5.4%         -3.3%         -6.0%         -2.9%
Loss on disposal of discontinued business, net of taxes            -          -1.3%            -          -0.9%
                                                         ------------  ------------  ------------  ------------
Net Loss                                                        -5.4%         -4.6%         -6.0%         -3.8%
                                                         ============  ============  ============  ============








                            BALANCE  SHEET  DATA
                        June 30, 1997   December 31, 1996
                        --------------  ------------------
(dollars in thousands)
Total assets            $       90,904  $           95,264
Total liabilities       $       75,386  $           80,262
Stockholders' equity    $       15,518  $           15,002




The Company's revenues decreased 4% from $3.2 million in the second quarter of 1996 to $3.1 million in the comparable 1997 period. Net (loss) increased from $(0.7) million in 1996 to $(1.0) million in 1997. (Loss) per share for 1997 was $(0.14), based on 7.7 million weighted average shares outstanding, compared with $(0.10) per share, based on 7.0 million weighted average shares outstanding, for 1996.

For the six months ended June 30, the Company's net revenues for 1996 and 1997 were essentially flat at $6.5 million. Net loss increased from $(1.2) million in 1996 to $(2.4) million in 1997. (Loss) per share for 1997 was $(0.32), based on 7.3 million weighted average shares outstanding, compared with $(0.17) per share, based on 7.0 million weighted average shares outstanding, for 1996.

CONTINUING  OPERATIONS


     SELECTED  OPERATING  DATA
                                              Three Months ,    Six Months
                                             Ended June 30     Ended June 30,

(dollars in thousands, except where noted)     1997     1996      1997     1996
                                            --------  -------  --------  -------
Interest income                             $ 3,091   $3,233   $ 6,357   $6,426
Other income                                      -   $    4   $   122   $   33
Provision for credit losses                 $    77   $  247   $   194   $  549
Operating expenses                          $ 2,709   $2,751   $ 5,888   $5,249
Interest expense                            $ 1,353   $1,071   $ 2,755   $2,122
Operating expenses as a % of Average
Gross Receivables                               3.5%     4.3%      7.5%     8.3%
Contracts from Dealer Network                   709    1,758     1,316    2,706
Contracts from Company Dealerships                -       44         -      148
                                            --------  -------  --------  -------
Total contracts                                 709    1,802     1,316    2,854

Average amount financed (dollars)           $10,679   $9,932   $10,604   $9,449




REVENUES
Total revenues for the quarter ended June 30, 1997 decreased $.1 million when compared to the same period in 1996 primarily due to a decrease of $141,000 in interest income when compared to the same period in 1996. The rate of interest income earned for the quarter ended June 30, 1997 was 16.1% based on an average interest bearing portfolio balance of $76,933,922 as compared to a rate of interest income earned of 20.3% based on an average interest bearing portfolio balance of $63,709,724 for the quarter ended June 30, 1996. Total revenues for the six months ended June 30, 1997 were essentially flat when compared to the same period in 1996 primarily due to a one-time credit of $120,000 from the Company's forced place insurance provider partially offset by a decrease of $69,000 in interest income when compared to the same period in 1996. The rate of interest income earned for the six months ended June 30, 1997 was 16.1% based on an average interest bearing portfolio balance of $78,924,793 as compared to a rate of interest income earned of 20.3% based on an average interest bearing portfolio balance of $63,207,194 for the six months ended June 30, 1996. The decrease in effective yield reported by the Company for the three and six months ended June 30, 1997 when compared to the prior year's comparable period was due primarily to the Company's use of the excess interest method of accounting and a change in the Company's portfolio mix, resulting in somewhat lower contract interest rates and lower purchase discounts. Acquisition of Contracts with lower interest rates and discounts was due to increased competition in the sub-prime automobile finance industry and the Company's strategy to acquire loans with perceived higher credit quality. The Company's management believes the yields for the first six months of 1997, should be representative of loans purchased for the balance of the year using similar programs and buying criteria which are subject to change based on the Company's future business plans.

The lower reported interest rate - when compared to the contract annual percentage rate of interest (22.9% at June 30, 1997 and 25.0% at June 30, 1996) - results from the Company's use of the excess interest method of accounting. Under this method the Company uses part of its interest income as well as contract discounts and a provision for credit losses to establish its allowance for credit losses on its portfolio over their entire life.

The most significant aspect of the growth of the Company's loan portfolio is attributable to loans generated from the Dealer Network during 1996. During 1996, the Company's loan portfolio increased 34% from $62.2 million at December 31, 1995 to $82.9 million at December 31, 1996. The number of contracts generated from the Dealer Network increased 25% during 1996 and the dollar value of contracts acquired increased $21.5 million or 51%. The increase in contracts mainly was due to the expansion of the Dealer Network during 1996.

During the first six months of 1997, the Company's net Automobile Receivables decreased from $81.9 million at December 31, 1996 to $76.3 million at June 30, 1997. During the three months period ended June 30, 1997, the Company originated 709 loans totaling $7.6 million with an average amount financed of $10,679 as compared to loan originations of 1,802 totaling $17.9 million with an average amount financed of $9,932 for the three months ended June 30,
1996.    During  the  six months ended  June 30, 1997, the Company originated
1,316 loans totaling $14.0 million with an average amount financed of $10,604 as compared with loan originations of 2,854 totaling $27.0 million with an average amount financed of $9,449 for the six months ended June 30, 1996. The average discount on all contracts purchased decreased from 9% in the first six months of 1996 to approximately 4.6% in the comparable period of 1997.

The decline in the number and dollar value of loan originations during the first six months of 1997 as compared to the first six months of 1996 of 54% and 48%, respectively, as well as the decline in purchase discounts of approximately 50% and the increase in average amount financed of 12%, resulted from a change in the Company's business philosophy in the latter part of 1996 which carried over into the first half of 1997. This change resulted from the completion of the Company's proprietary credit scoring system and as a result of closing its CarMart retail sales and financing operations and ceasing its deep discount loan acquisition programs. All of these measures were in accordance with the Company's loan acquisition strategy to acquire loans which the Company believes have increased credit quality.

At    June  30,  1997, only $2.6 million of the Company's Auto Receivable Loan
Portfolio  was  generated from the discontinued CarMart operations as compared
to  $8.4  million  of  its  portfolio  at    June  30,  1996.

COSTS  AND  EXPENSES
The provision for credit losses decreased $170,000 from $247,000 in the quarter ended June 30, 1996 to $77,000 in the comparable 1997 period. For the six months ended June 30, the provision for credit losses decreased $354,000 from $548,000 in 1996 to $194,000 in 1997. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The decreases in the provisions for  credit  losses  primarily were due to the introduction of the excess interest method to record allowances effective January 1, 1995 (see Note 2), as well as changes in certain of the Company's programs. Net charge-offs as a percentage of Average Net Automobile Receivables decreased from 9.8% in the first six months of 1996 to7.3% in the comparable 1997 period. Although the Company believes that its allowance for credit losses is sufficient for the life of its current portfolio, a provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 2.2% of its loan portfolio over 60 days past due at December 31, 1996
compared  with  1.4%  at    June  30,  1997.

The Company believes that the decrease in net charge-offs as a percentage of Average Net Automobile Receivables is due to the following factors:
1. Portfolio mix; Changes in the composition of the Company's portfolio, due specifically to closing the CarMart retail stores and elimination of the high interest rate, deep-discount programs, may reduce charge-offs as a percentage of average automobile receivables.
2. Credit quality; All originations subsequent to August 31, 1996, were acquired using the Company's credit scorecard including more stringent credit criteria. These Contracts may result in lower net charge-offs and higher risk adjusted yields in the future than for comparable periods in 1996.
3. Collections and recoveries; In February 1997, the Company upgraded its collection and recovery departments. The top three people in charge of these departments have many years of experience in collecting sub-prime automobile contracts. It is too soon to determine whether changes in the department will result in significant long-term reductions in net charge-offs.

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

     Operating expenses decreased $42,000 from $2,751,000 in the second quarter of 1996 to $2,709,000 in the comparable 1997 period. This decrease primarily was due to a decrease in salaries and benefits of $350,000 partially offset by a $228,000 increase due to lower loan origination fees and an $81,000 increase in depreciation and amortization. For the six months ended June 30, operating expenses increased $0.6 million, or 12%, from $5.3 million in 1996 to $5.9 million in 1997. This increase primarily was due to an increase of $419,000 as a result of lower loan origination fees and an increase in depreciation and amortization of $157,000 and consulting and professional fees of $122,000, partially offset by a decrease in salaries and benefits of $225,000 The major components of the increase in operating expenses are as follows:


                                       Three Months Ended  June 30,           Six Months Ended June 30,
(dollars in thousands)               1997     1996   Increase (Decr.)     1997     1996   Increase (Decr.)
                                   -------  -------  -----------------  -------  -------  -----------------
Salaries and benefits              $1,201   $1,551   $           (350)  $2,728   $2,953   $           (225)
Depreciation and amortization         402      321                 81      806      649                157
Consulting and professional fees      518      517                  1    1,114      992                122
Telephone                             120      131                (11)     275      217                 58
Travel and entertainment               46       98                (52)     122      173                (51)
Loan origination fees                 (92)    (320)               228     (172)    (591)               419
Rent/Office Supplies/Postage          259      261                 (2)     528      512                 16
All other                             255      192                 63      487      344                143
                                   -------  -------  ----------------   -------  ------   -----------------
                                   $2,709   $2,751   $            (42)  $5,888   $5,249   $            639
                                   =======  =======  ================   =======  ======   =================




Interest expense increased $0.3 million, or 26%, from $1.1 million in the second quarter of 1996 to $1.3 million in the second quarter of 1997. For the six months ended June 30, interest expense increased $0.6 million, or 30%, from $2.1 million in 1996 to $2.7 million in 1997. These increases primarily were due to an increase in borrowings that provided the necessary working capital for the Company to increase its loan portfolio from $67.6 million at June 30, 1996 to $74.8 million at June 30, 1997. Since June 30, 1996, net increases (decreases) in the Company's debt were as follows:



 (dollars  in  thousands)
Notes payable - LaSalle               $ 5,200
Promissory  note payable                2,525
Convertible senior subordinated debt     (833)
Automobile receivables-backed notes     3,609
                                      --------
     Total                            $10,501
                                      ========





The average annualized interest rate on the Company's debt was 7.0% for the second quarter of 1997and 1996 and was 7.1 % for the first six months of 1997 and 1996.

The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 13.4% in the second quarter of 1996 to 9.0% in the second quarter of 1997. For the six months ended June 30, the annualized net interest margin percentage decreased from 13.8% in 1996 to 9.1% in 1997. These decreases were due primarily to the amortization of excess interest receivable as described in Note 2 of the Notes to Consolidated Financial Statements.

NET  INCOME  (LOSS)
    Net loss from continuing operations increased $0.5 million from $(0.5) million in the second quarter of 1996 to $(1.0) million in the second quarter of 1997. For the six months ended June 30, net loss from continuing operations increased $(1.4) million from $(0.9) million in 1996 to $(2.3) million in 1997. These increases in loss were primarily due to the following changes on the Consolidated Statements of Operations:




                                                     (INCREASE) TO NET (LOSS) FROM CONT. OPERATIONS
                                                  Three Months Ended June 30   Six Months Ended June 30
                                                 ----------------------------  ------------------------

(in millions of dollars)
Interest  and other income                       $                      (0.2)                                -
Provision for credit losses                                              0.2                               0.3
Operating expenses                                                         -                              (0.6)
Interest expense                                                        (0.3)                             (0.6)
Income tax expense                                                      (0.2)                             (0.5)
                                                 ----------------------------  --------------------------------
Net (increase) to net (loss)
  from continuing operations                     $                      (0.5)  $                          (1.4)
                                                 ============================  ================================






LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash flows for the six months ended June 30, 1997 and 1996 are summarized as follows:

                                               CASH  FLOW  DATA
                                    Six  Months  Ended  June  30,

(dollars in thousands)                            1997      1996
                                               --------  --------
Cash flows provided by (used in):
Operating activities                           $   386   $ 1,147
Investing activities                             2,550    (9,477)
Financing activities                            (3,875)    6,561
                                               --------  --------
Net (decrease)  in cash and cash equivalents   $  (939)  $(1,769)
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

In addition to its efforts to obtain a new credit facility, as described above, the Company on November 1, 1996, obtained a $3 million term loan from Pacific USA Holdings Corp., which was converted to 1,500,000 shares of Class A Common Stock as of April 25, 1997, as described in Note 4 to the Company's Consolidated Financial Statements.

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

On November 1, 1994, the Company sold in a private placement unsecured Senior Subordinated Notes (Senior Notes") in the principal amount of $5,000,000 to Rothschild North America, Inc. Interest is due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 are due and payable the first day of January, April, July and October of each year, commencing January 1, 1997. The unpaid principal amount of the Notes, plus accrued and unpaid interest, are due October 1, 1999.

     In November 1994 MF Receivables Corp I. ("MF I"), a wholly owned special purpose subsidiary of the Company, sold, in a private placement, $23,861,823 of 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrue interest at a fixed rate of 7.6% per annum. The Series 1994-A Notes are expected to be fully amortized by March 1998; however, the debt maturities are based on principal payments received on the underlying receivables, which may result in a different final maturity.

In  May  of  1995,  MF  I issued its Floating Rate Auto Receivable-Backed Note
("Revolving Note" or "Series 1995-A Note"). The Revolving Note has a stated maturity of October 16, 2002. MF I acquires Contracts from the Company which are pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving Note is repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note can be used to borrow up to an aggregate of $150 million through May 16, 1998. The Term Notes have a fixed rate of interest and likewise are repaid from collections on the underlying Contracts. An Indenture and Servicing Agreement require that the Company and MF I maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture requires MF I to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including Contracts pledged as collateral for Series 1994-A Term Notes, the Series 1995-B Term Notes, as well as all future Contracts acquired by MF I.

The Series 1995-A Note bears interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provides customary collection and servicing activities for the Contracts. The Revolving Note has a stated maturity of October 16, 2002 and an expected termination date of May 16, 1997. The maximum limit for the Series 1995-A Note is $40 million. On September 15, 1995, MF Receivables issued its Series 1995-B Term Notes ("Series 1995-B Notes") in the amount of $35,552,602. The Series 1995-B Notes accrue interest at a fixed note rate of 6.45% per annum. The Series 1995-B Notes are expected to be fully amortized by June 1999; however, the debt maturities are based on principal payments received on the underlying receivables which may result in a different final maturity. The proceeds from the issuance of the Series 1995-B Notes were used to retire, in full, the 1995-A Note.

     In June 1997, MF Receivables Corp. II ("MF II"), a wholly owned special purpose subsidiary of the Company, sold, in a private placement, $42,646,534 of Class A automobile receivables-backed notes ("Series 1997-1A Notes" or "Term Note") to an outside investor and $2,569,068 of Class B automobile receivables-backed notes ("Class B Notes") to Monaco Funding Corp., a wholly-owned special purpose subsidiary of the Company. The Series 1997-1A Notes accrue interest at a fixed rate of 6.71% per annum and are expected to be fully amortized by December 2002; however, the debt maturities are based on principal payments received on the underlying receivables, which may result in a different final maturity. An Indenture and Servicing Agreement require that the Company and MF II maintain certain financial ratios, as well as other representations, warranties and covenants.

In connection with the purchase of the Class B Notes, Monaco Funding Corp. borrowed $2,525,000 from a financial institution ("Promissory Note"). The Promissory Note accrues interest at a fixed rate of 16% per annum and is collateralized by the proceeds from the Class B Notes. The Class B Notes are expected to be fully amortized by December 2002; however, the debt maturities are based on principal payments received on the underlying receivables, which may result in a different final maturity. Monaco Funding Corp. is required to maintain certain covenants and warranties under the Pledge Agreement.

Under the Trust and Security Agreement, MF II shall have the option to redeem all of the Series 1997-1A Notes at any time after the balance of the Series 1997-1A Notes is less than or equal to 20% of the initial balance of the Series 1997-1A Notes. MF II also has the option to redeem the Class B Notes at an time after the balance of the Series 1997-1A Notes has been reduced to zero or has been redeemed. The proceeds from the issuance of the Series 1997-1A Notes and the Promissory Note were used to retire, in full, the 1995-A Note, which can be used to accumulate an additional $114.4 million in $40 million increments.

The assets of MF I, MF II and Monaco Funding Corp. are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term Notes a nationally recognized insurance company (MBIA) has guaranteed repayment. The MBIA insured Series 1994-A Notes, Series 1995-A Note, Series 1995-B Notes, and Series 1997-1A Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series 1994-A, Series 1995-A, Series 1995-B, Series 1997-1A and Promissory Note noteholders and other general disbursements are paid to MF I and MF II on a monthly basis.

As  of      June 30, 1997, the Series 1994-A Notes, Series 1995-A Note, Series
1995-B Notes and the Series 1997-1A Notes and underlying receivables backing those notes were as follows:





                                    Underlying
                                    Receivable
                     Note Balance     Balance
                     -------------  ------------

Series 1994-A Notes  $   2,814,025  $ 2,754,640
Series 1995-A Note               -       75,865
Series 1995-B Notes     10,062,892   10,470,865
Series 1997-1 Notes     42,646,534   49,499,775  (also collateralizes the Promissory Note)
                     -------------
TOTAL                $  55,523,451  $62,801,145
                     =============  ============





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

In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by the lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment of the line of credit consists of all Contracts pledged and all other assets of the Company. The Company has agreed to maintain certain restrictive loan covenants. As of June 30, 1997, the Company had borrowed $5,200,000 against this line of credit.

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

On April 25, 1997, the Company executed a Conversion and Rights Agreement (the "Conversion Agreement") with Pacific. The Conversion Agreement converted the entire $3,000,000 outstanding principal amount of the installment note made by Pacific to the Company into 1.5 million restricted shares of the Company's Class A Common Stock. The Conversion Agreement also released the Company from all liability under the Loan Agreement executed on October 29, 1996 between the Company and Pacific pursuant to which the $3 million loan was made.

In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of June 30, 1997, the Company had repurchased 26,900 shares of Class A Common Stock.

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

OTHER

ACCOUNTING  PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board ("FASB")issued Statement No. 123, Accounting for Stock Based Compensation, (SFAS 123) which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees. SFAS 123 is required for such grants, described above, to acquire goods and services from non-employees. Additionally, although expense recognition is not mandatory, SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share information using the new method. The Company has adopted SFAS 123 in the fourth quarter of fiscal 1995 and disclosed pro forma net income and earnings per share information related to the 272,500 employee stock options granted in 1996 in Note 6 of Form 10-KSB of the Notes to Consolidated Financial Statements.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (subsequently amended by SFAS No. 127). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

INFLATION

Inflation  was  not  a  material factor in either the sales or the operating
expenses  of  the  Company  from  inception  to    June  30,  1997.

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

During 1996 the Company acquired Contracts from approximately 425 Dealers in 21 states, the majority of which were purchased in 5 states ("Primary States"). In order to increase efficiency and reduce operating expenses , the Company in 1997 has temporarily reduced its marketing representatives from 16 to 6 in the Primary States. In order to expand it's Dealer Network in the last half of 1997 the Company intends to selectively hire and train new marketing representatives and to emphasize quality Dealer service.

In the latter part of 1996 the Company initiated a program of purchasing loans from a third-party originator for a fee. These loans were underwritten by the third-party originator to conform to standards established by the Company. All loans purchased by the Company are either re-underwritten or audited by Company personnel prior to funding. During the first half of 1997 the Company has entered into agreements with two similar originators. These third-party agreements, if successful, may provide additional loan production for the Company without certain of the costs associated with purchasing loans through its dealer network.

The Company also plans to pursue the purchase of loan portfolios previously originated by sub-prime automobile contract originators. The Company does not know, at this time, if such portfolios can be acquired at prices that provide a risk adjusted yield to the Company that is sufficient to meet the Company's criteria, nor does the Company know if Capital or credit facilities can be obtained to fund such purchases.

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

                         QUARTER ENDED  JUNE 30, 1997

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a) The annual meeting of shareholders of Monaco Finance, Inc. was held on July 22, 1997.

(b) Morris Ginsburg, Irwin L. Sandler, David M. Ickovic, Brian O'Meara and Craig L. Caukin were elected as Directors of the Company to serve until the next annual meeting of the shareholders or until their successors are elected or qualified. The aforementioned was passed with the following votes:
     MORRIS  GINSBURG
     9,005,649 FOR;-0- WITHHELD; 278,503 AGAINST; and -0- ABSTAIN. IRWIN L. SANDLER
     9,022,854 FOR;-0- WITHHELD; 261,298 AGAINST; and -0- ABSTAIN. DAVID M. ICKOVIC
     9,024,854  FOR;-0-  WITHHELD;  259,298  AGAINST;  and  -0-  ABSTAIN.
     BRIAN  O'MEARA
     9,023,854  FOR;-0-  WITHHELD;  260,298  AGAINST;  and  -0-  ABSTAIN.
     CRAIG  L.  CAUKIN
     9,024,654  FOR;-0-  WITHHELD;  259,498  AGAINST;  and  -0-  ABSTAIN.

(c) Also, at the annual meeting, shareholders voted to ratify the appointment of Ehrhardt, Keefe, Steiner & Hottman, P.C. as the Company's independent certified public accountants for the current fiscal year and until such time as its successor is approved by the Company's Board of Directors (9,067,927 For, -0- Withheld, 115,052 Against, and 101,173 Abstained).

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:
     11  -        Computation of Net Earnings per Common and Common Equivalent
                  Share.  Page  29.
     27  -        Financial  Data  Schedule.  Page  30.
  10.53  -        Trust  and  Security  Agreement  related to the placement of
                  $42,646,534 and $2,569,068 aggregate principal amount of automobile receivables-backed Class A Certificates and Class B Certificates, respectively. Page 31.
  10.54-          Form of Class A Certificate issued by MF Receivables Corp.II related to the private placement of $42,646,534 of 6.71% automobile receivables-backed notes. Page 85.

  10.55  -        Form of Class B Certificate issued by MF Receivables Corp.II related  to  the  placement  of  $2,569,068  of  automobile receivables-backed notes.  Page  91.
  10.56  -        Loan Agreement dated June 26, 1997, between Monaco Funding
                  Corp. and Heartland  Bank  relating  to  the  $2,525,000
                  Promissory  Note.  Page  96.

(b)  Reports  on  Form  8  -  K:
     A Form 8-K dated April 25, 1997 was filed announcing the conversion of the Company's $3,000,000 Installment Note Payable with Pacific USA Holdings Corp. into 1.5 million restricted shares of the Company's Class A Common Stock.

                                  EXHIBIT 11



                                      MONACO FINANCE, INC. AND SUBSIDIARIES
                                     COMPUTATION OF EARNINGS (LOSS) PER SHARE
                            FOR THE THREE AND SIX MONTHS ENDED  JUNE 30, 1997 AND 1996

                                                            THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                                 1997         1996          1997          1996
                                                             ------------  -----------  ------------  ------------

EARNINGS (LOSS) PER SHARE - PRIMARY AND FULLY DILUTED
NET EARNINGS (LOSS)
-----------------------------------------------------------
 (Loss) from continuing operations                           $(1,047,893)  $ (520,981)  $(2,358,187)  $  (914,776)
 (Loss) on disposal of discontinued business                           -     (207,551)            -      (301,451)
                                                             ------------  -----------  ------------  ------------
Net (loss)                                                   $(1,047,893)  $ (728,532)  $(2,358,187)  $(1,216,227)
                                                             ============  ===========  ============  ============
AVERAGE SHARES OUTSTANDING
-----------------------------------------------------------
 Weighted average shares outstanding                           7,724,594    6,957,329     7,348,344     6,964,054
 Shares issuable from assumed exercise of stock options (a)           (b)          (b)           (b)           (b)
 Shares issuable from assumed exercise of underwriters'
 units (a)                                                            (b)          (b)           (b)           (b)
 Shares issuable from assumed exercise of stock
 warrants (a)                                                         (b)          (b)           (b)           (b)
                                                            ------------  -----------  ------------  ------------
 Common stock and common stock equivalents - primary           7,724,594    6,957,329     7,348,344     6,964,054
 Shares issuable from assumed conversion of 7% subordinated
 debt (c)                                                             (b)          (b)           (b)           (b)
                                                             ------------  -----------  ------------  ------------
 Common stock and common stock equivalents - fully
  diluted                                                      7,724,594    6,957,329     7,348,344     6,964,054
                                                             ============  ===========  ============  ============
EARNINGS (LOSS)PER SHARE - PRIMARY AND FULLY DILUTED
-----------------------------------------------------------
 (Loss) from continuing operations                           $     (0.14)  $    (0.07)  $     (0.32)  $     (0.13)
 (Loss) on disposal of discontinued business                           -        (0.03)            -         (0.04)
                                                             ------------  -----------  ------------  ------------
 Net (loss) per share                                        $     (0.14)  $    (0.10)  $     (0.32)  $     (0.17)
                                                             ============  ===========  ============  ============



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

                                  EXHIBIT 27



                          MONACO FINANCE, INC. AND SUBSIDIARIES
                                 FINANCIAL DATA SCHEDULE
                    FOR THE THREE AND SIX MONTHS ENDED  JUNE 30, 1997
[LEGEND]     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED
BALANCE  SHEETS  AND  THE  CONSOLIDATED  STATEMENTS OF OPERATIONS AND IS QUALIFIED IN ITS
ENTIRETY  BY  REFERENCE  TO  SUCH  FINANCIAL  STATEMENTS.[/LEGEND]

Item                                                           3 -mos       Year-to-date
----------------------------------------------------------  ------------   --------------

Fiscal year end                                                31-Dec-97       31-Dec-97
Period end                                                     30-Jun-97       30-Jun-97
Period type                                                      3 month         6 month
Cash and cash items                                         $  5,924,878   $   5,924,878
Marketable securities                                       $          0   $           0
Notes and accounts receivable trade                         $ 82,528,764   $  82,528,764
Allowance for doubtful accounts                              ($6,230,478)    ($6,230,478)
Inventory                                                   $          0   $           0
Total current assets                                        $          0   $           0
Property, plant and equipment                               $  3,995,881   $   3,995,881
Accumulated depreciation                                    $  1,758,355   $   1,758,355
Total assets                                                $ 90,903,690   $  90,903,690
Total current liabilities                                   $          0   $           0
Bonds, mortgages and similar debt                           $ 73,800,117   $  73,800,117
Preferred stock-mandatory redemption                        $          0   $           0
Preferred stock no-mandatory redemption                     $          0   $           0
Common stock                                                $     84,771   $      84,771
Other stockholders' equity                                  $ 15,433,421   $  15,433,421
Total liabilities and stockholders' equity                  $ 90,903,690   $  90,903,690
Net sales of tangible products                              $          0   $           0
Total revenues                                              $  3,091,436   $   6,478,556
Cost of tangible goods sold                                 $          0   $           0
Total costs and expenses applicable to sales and revenues   $  2,708,709   $   5,887,984
Other costs and expenses                                    $          0   $           0
Provision for doubtful accounts and notes                   $     77,270   $     194,249
Interest and amortization of debt discount                  $  1,353,350   $   2,754,510
Income before taxes and other items                          ($1,047,893)    ($2,358,187)
Income tax expense                                          $          0   $           0
Income/(loss) continuing operations                          ($1,047,893)    ($2,358,187)
Discontinued operations                                     $          0   $           0
Extraordinary items                                         $          0   $           0
Cumulative effect-changes in accounting principals          $          0   $           0
Net income (loss)                                            ($1,047,893)    ($2,358,187)
Earnings per share-primary                                        ($0.14)         ($0.32)
Earnings per share-fully diluted                                  ($0.14)         ($0.32)



                                   EXHIBIT
                                    10.53
------------------------------------------------------------------------------

                         TRUST AND SECURITY AGREEMENT


                                    among


                           MF RECEIVABLES CORP. II
                              (the "Transferor")

                             MONACO FINANCE, INC.
                               (the "Servicer")

                           NORWEST BANK MINNESOTA,
                             NATIONAL ASSOCIATION
                               (the "Trustee")

                                     and

                           NORWEST BANK MINNESOTA,
                             NATIONAL ASSOCIATION
                           (the "Back-up Servicer")
------------------------------------------------------------------------------

     Dated  as  of  June  1,  1997

TABLE  OF  CONTENTS          PAGE

ARTICLE          I  DEFINITIONS                                             35
SECTION          1.1  Definitions                                           35
ARTICLE          II  THE  CERTIFICATES                                      46
SECTION          2.1  Form  Generally                                       46
SECTION          2.2  Classes  of  Certificates;  Denomination              46
SECTION      2.3 Formation, Execution, Authentication, Delivery and Dating  46
SECTION          2.4  Temporary  Certificates                               47
SECTION         2.5 Registration, Registration of Transfer and Exchange     47
SECTION          2.6  Limitation  on  Transfer  and  Exchange               47
SECTION          2.7  Mutilated,  Destroyed, Lost or Stolen Certificate     48
SECTION          2.8 Payment of Principal and Interest; Principal and Interest
                 Rights  Preserved                                          48
SECTION          2.9  Persons  Deemed  Owner                                49
SECTION          2.10  Cancellation                                         49
SECTION          2.11  Tax  Treatment                                       49
ARTICLE          III  [intentionally  deleted]                              50
ARTICLE         IV ISSUANCE OF CERTIFICATES; SUBSTITUTION OF COLLATERAL     51
SECTION          4.1  Conditions  of  Issuance  of  Certificates            51
SECTION          4.2  Security  for  Certificates                           51
SECTION          4.3  Substitutions  and  Removals  of  Loan  Contracts     52
SECTION          4.4  Releases                                              52
SECTION          4.5  Trust  Estate                                         53
SECTION          4.6  Nature  of  Transfer                                  53
ARTICLE          V  SATISFACTION  AND  DISCHARGE                            54
SECTION     5.1 Satisfaction and Discharge of Trust and Security Agreement
                                                                            54
SECTION          5.2    Application  of  Trust  Money                       54
ARTICLE            VI  DEFAULTS  AND  REMEDIES                              55
SECTION          6.1  Events  of  Default                                   55
SECTION          6.2 Acceleration of Maturity; Rescission and Annulment     55
SECTION          6.3  Collection  of Indebtedness and Suits for Enforcement by
                  Trustee                                                   56
SECTION          6.4  Remedies                                              56
SECTION          6.5  Optional  Preservation  of  Trust  Estate             56
SECTION          6.6  Trustee  May    File  Proofs  of  Claim               57
SECTION     6.7 Trustee May Enforce Claims Without Possession of Certificates
                                                                            57
SECTION            6.8  Application  of  Money  Collected                   57
SECTION          6.9    Limitation  on  Suits                               58
SECTION          6.10  Unconditional  Right  of  Certificateholders to Receive
                  Principal  and  Interest                                  58
SECTION          6.11  Restoration  of  Rights  and  Remedies               59
SECTION          6.12  Rights  and  Remedies  Cumulative                    59
SECTION          6.13  Delay  or  Omission;  Not  Waiver                    59
SECTION          6.14  Control  by    Certificateholders                    59
SECTION     6.15 Waiver of Certain Events by Less than All Certificateholders
                                                                            59
SECTION          6.16  Undertaking  for  Costs                              59
SECTION          6.17  Waiver  of  Stay  or  Extension  Laws                60
SECTION          6.18  Sale  of  Trust  Estate                              60
SECTION          6.19  Action  on  Certificates                             60
ARTICLE          VII  THE  TRUSTEE                                          61
SECTION          7.1  Certain  Duties  and  Responsibilities                61
SECTION          7.2  Notice  of  Default  and  Trigger  Events             62
SECTION          7.3  Certain  Rights  of  Trustee          62
SECTION       7.4 Not Responsible for Recitals or Issuance of Certificates
                                                                            62
SECTION          7.5  May  Hold  Certificates                               63
SECTION          7.6  Money  Held  in  Trust                                63
SECTION          7.7  Compensation  and  Reimbursement                      63
SECTION          7.8  Corporate  Trustee  Required;  Eligibility            63
SECTION          7.9  Resignation and Removal; Appointment of Successor     64
SECTION          7.10  Acceptance  of  Appointment  by  Successor           64
SECTION       7.11 Merger, Conversion, Consolidation or Succession to Business
                  of  Trustee                                               64
SECTION          7.12  Co-Trustees  and  Separate  Trustees                 64
SECTION          7.13  Rights  with  Respect  to  the  Servicer             65
SECTION          7.14  Appointment  of  Authenticating  Agent               65
SECTION          7.15  Trustee  to  Hold  Loan  Contracts                   66
SECTION         7.16 Money for Certificate Payments to Be Held in Trust     67

SECTION          7.17  Representation  and  Warranties  of  the Trustee     67
ARTICLE          VIII  THE  CERTIFICATE  OF  INSURANCE  POLICY              69
SECTION          8.1  Payments  under  the Certificate Insurance Policy     69
ARTICLE          IX  AMENDMENTS  TO  TRUST  AND  SECURITY  AGREEMENT        70
SECTION          9.1  Amendments  without Consent of Certificateholders     70
SECTION          9.2  Amendments  with  Consent  of  Certificateholders     70
SECTION          9.3  Execution  of  Amendments                             71
SECTION          9.4  Effect  of  Amendments                                71
SECTION          9.5  Reference  in  Certificates  to  Amendments           71
ARTICLE          X  REDEMPTION  OF  CERTIFICATES                            72
SECTION          10.1  Redemption at the Option of the Transferor; Election to
                  Redeem                                                    72
SECTION          10.2  Notice  to  Trustee; Deposit of Redemption Price     72
SECTION          10.3  Notice  of  Redemption  by  the  Trustee             72
SECTION          10.4    Certificates  Payable  on  Redemption  Date        72
SECTION          10.5  Release  of  Loan  Contracts                         72
ARTICLE         XI TRANSFEROR REPRESENTATIONS, WARRANTIES AND COVENANTS     74
SECTION     11.1 Representations, Warranties and Covenants to the Transferor
                                                                            74
SECTION          11.2  Covenants                                            75
SECTION          11.3    Limitations  on Liability  of Directors, Officers, or
                  Employees  of  the  Transferor                            77
ARTICLE          XII  ACCOUNTS  AND  ACCOUNTING                             78
SECTION          12.1  Collection  of  Money                                78
SECTION          12.2  Collection  Account;  Payments                       78
SECTION          12.3  Reports  by  the  Trustee                            80
ARTICLE          XIII  PROVISIONS  OF  GENERAL  APPLICATION                 81
SECTION          13.1  Acts  of    Certificateholders                       81
SECTION      13.2 Notices, etc., to Trustee, MBIA, Transferor and Servicer
                                                                            81
SECTION          13.3    Notices  to  Certificateholders;  Waiver           81
SECTION          13.4    Effect    of  Headings  and  Table of Contents     81
SECTION          13.5  Successors  and  Assigns                             82
SECTION          13.6  Separability                                         82
SECTION          13.7  Benefits  of  Trust  and  Security  Agreement        82
SECTION          13.8  Legal  Holidays                                      82
SECTION          13.9  Governing  Law                                       82
SECTION          13.10  Counterparts                                        82
SECTION          13.11  Corporate    Obligation                             82
SECTION          13.12  Compliance  Certificates  and  Opinions             82
SECTION          13.13  MBIA  Default  or  Termination                      83
SECTION          13.14  Notifications                                       83

This Trust and Security Agreement, dated as of June 1, 1997, is made by and among MF Receivables Corp. II (the "Transferor"), Monaco Finance, Inc., a Colorado corporation (the "Servicer"), and Norwest Bank Minnesota, National Association, a national banking association, as Trustee and Back-up Servicer (the "Trustee" and "Back-up Servicer").

     PRELIMINARY  STATEMENT

     The Transferor has duly authorized the execution and delivery of this Trust and Security Agreement to provide for the issuance of the Certificates issuable as provided in this Trust and Security Agreement. All covenants and agreements made by the Transferor, the Servicer, the Trustee and the Back-up Servicer herein are for the benefit and security of the Holders of the
Certificates and MBIA. The Transferor, the Servicer, the Trustee and the Back-up Servicer are entering into this Trust and Security Agreement, and the Trustee is accepting the trusts created hereby, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged.

     All things necessary to make this Trust and Security Agreement a valid agreement of the Transferor, the Servicer, the Trustee and the Back-up Servicer in accordance with its terms have been done.

                              CONVEYANCE CLAUSE

     The Transferor does hereby absolutely transfer, assign, set over, and otherwise convey to the Trustee for the ratable benefit of the Certificateholders and MBIA all of the Transferor's rights, title and interest now or hereafter acquired in and to the following and any and all benefits accruing to the Transferor from: (a) the Loan Contracts, including all Substitute Loan Contracts and all rights with respect thereto, including all guaranties and other agreements or arrangements of whatever character from time to time supporting or securing payment of any such Loan Contract, and all rights with respect to any agreement or arrangements with the vendors, dealers or manufacturers of the Vehicles to the extent specifically related to any such Loan Contract; (b) all payments received with respect to the Loan Contracts after the Cut-Off Date or the applicable Acquisition Date, including without limitation, all periodic payments due from the Obligors thereunder, all amounts paid by guarantors under the Loan Contracts, all amounts received on Defaulted Loan Contracts and with respect to liquidation, all amounts received pursuant to any physical damage, collision or Force Placed Insurance issued with respect to any of the related Vehicles, all rebates (including but not limited to, warranty rebates, dealer rebates, sales tax rebates and insurance premium rebates), and all late payment charges paid by Obligors and any other incidental charges or fees received from an Obligor, including but not limited to, late fees, collection fees and bounced check charges; (c) a security interest in the Vehicles securing the Loan Contracts; (d) the Loan Acquisition Agreement, the Purchase Agreement and the Servicing Agreement; (e) the Trust Accounts and all amounts from time to time on deposit in the Trust Accounts; (f) the original Loan Contracts, the Certificates of Title and Applications for Certificates of Title related to the Loan Contracts and the Loan Contract Files; and (g) proceeds of the foregoing (including, but not by way of limitation, all cash proceeds, accounts, accounts receivable, notes, drafts, acceptances, chattel paper, investment property, checks, deposit accounts, insurance proceeds, condemnation awards, rights to payment of any and every kind, and other forms of obligations and receivables which at any time constitute all or part or are included in the proceeds of any of the foregoing), in each case whether now owned or hereafter acquired (all of the foregoing being hereinafter referred to as the "Trust Estate"). The foregoing conveyance does not constitute and is not intended to result in a creation or an assumption by the Trustee, any Certificateholder or MBIA of any obligation of the Transferor, the Company, the Servicer or any other Person in connection with the Trust Estate or under any agreement or instrument relating thereto. The trust created by the foregoing assignment shall be known as the "MF Receivables Auto Loan Trust 1997-1."

     The Trustee acknowledges its acceptance on behalf of the Certificateholders and MBIA of all right, title and interest previously held by the Transferor in and to the Trust Estate, and declares that it shall maintain such right, title and interest in accordance with the provisions hereof and agrees to perform the duties herein required to the best of its ability to the end that the interests of the Certificateholders and MBIA may be adequately and effectively protected.

     In consideration of the mutual agreements herein contained, and of other good and valuable consideration the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

                                  ARTICLE I
                                 DEFINITIONS

     SECTION 1.1. DEFINITIONS. Except as otherwise expressly provided or unless the context otherwise requires, the following terms have the respective meanings set forth below for all purposes of this Trust and Security Agreement, and the definitions of such terms are equally applicable both to the singular and plural forms of such terms.

     "Acquisition  Date":    Any date upon which Substitute Loan Contracts are
acquired  by  the  Transferor  and  conveyed  to  the  Trust  Estate.

     "Accrual Period": With respect to each Payment Date, the period commencing on and including the preceding Payment Date and ending on and including the day prior to the applicable Payment Date; except, however, with respect to the Initial Payment Date, the period commencing on and including the Closing Date and ending on and including the day prior to the Initial Payment Date.

     "Act":    With respect to any Certificateholder, the meaning specified in
Section  13.01.

     "Additional Principal Amount": The meaning given in Section 12.02(d)(x) hereof.

     "Additional  Servicer  Fee":    The amount, if any, of the fee payable in
accordance with Section 6.02 of the Servicing Agreement to a successor Servicer appointed pursuant to Section 6.02 of the Servicing Agreement that is in excess of the Servicer Fee.

     "Affiliate": With respect to any Person, any other person directly or indirectly controlling, controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control," when used with respect to any specified person, means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

     "Aggregate  Loan  Balance":    The  sum  of  all  Loan  Balances.

     "Amended  Loan  Schedule":    The  meaning  given in the Loan Acquisition
Agreement.

     "Amendment to Loan Acquisition Agreement for Substitute Loan Contracts":
The  meaning  given  in  the  Loan  Acquisition  Agreement.

     "Application for Certificate of Title": With regard to each Vehicle for which a Certificate of Title has not been issued naming the Company or the Trustee as secured party, evidence that an application for a Certificate of Title naming the Company or the Trustee as secured party has been submitted with the appropriate authority.

     "Authenticating  Agent":  Any entity appointed by the Trustee pursuant to
Section  7.14  hereof.

     "Back-up  Servicer":    Initially,  Norwest  Bank  Minnesota,  National
Association until a successor Person shall have become the Back-up Servicer pursuant to the applicable provisions of this Trust and Security Agreement and the Servicing Agreement, and thereafter "Back-up Servicer" shall mean such successor Person.

     "Back-up Servicer Fee": With respect to each Payment Date, one-twelfth of the product of (i) the Back-up Servicer Fee Rate and (ii) the Class A Certificate Balance as of the close of business on the immediately preceding Payment Date (after giving effect to any payments of the Class A Principal Distribution Amount occurring on such date), except that with respect to the Initial Payment Date, an amount equal to $1,066.

     "Back-up  Servicer  Fee  Rate":    0.05%  per  annum.

     "Benefit  Plan  Investor":    The meaning set forth in 29 Code of Federal
Regulations  '2510.3-101.

     "Business Day": Any day other than (i) a Saturday, (ii) a Sunday, (iii) a day on which banking institutions in New York City or in the city in which the principal place of business of the Transferor, the Servicer, or the corporate trust office of the Trustee is located or the Federal Reserve are authorized or obligated by law or executive order to close, or (iv) solely for purposes of draws on the Certificate Insurance Policy pursuant to Article Eight hereof, a day on which MBIA is closed.

     "Calculation Date": The last day of a Monthly Period, except that with respect to any calculation of the Loan Balance of a Loan Contract as of the Closing Date, the Calculation Date shall mean the close of business on the Cut-Off Date.

     "Certificate(s)":    Any  one  of  the  Class  A  Certificates or Class B
Certificates.

     "Certificate Balance": The Class A Certificate Balance and/or the Class B Certificate Balance, as applicable in accordance with the context in which such term is used.

     "Certificate  Insurance  Policy":    The  certificate  guaranty insurance
policy    dated  as  of  the  Closing Date issued by MBIA insuring the Class A
Certificates,  the  form  of  which  is  attached  hereto  as  Exhibit  C.

     "Certificate Interest Rate": The Class A Interest Rate and/or the Class B Interest Rate, as applicable.

     "Certificateholder or Holder": The person in whose name a Certificate is registered in the Certificate Register.

     "Certificate of Title": With regard to each Vehicle, the original title relating thereto or in States in which the department of motor vehicles delivers the original certificate of title to the Obligor, the "lien card," "notice of recorded lien" or similar document which is delivered to the secured party in lieu of the original certificate of title, in each case, which shall name the related Obligor as the owner of the Vehicle and the Company or the Trustee as secured party, except with respect to those Loan Contracts acquired by the Company from CarMart Auto Receivables Company, for which the certificate of title names "Bank One, Texas N.A." as the secured party and those Loan Contracts acquired by the Company from Interstate Diversified Financial, Inc., for which the certificate of title names
"Interstate  Diversified  Financial,  Inc."  as  the  secured  party.

     "Certificate Register": The register maintained pursuant to Section 2.05 hereof.

     "Certificate  Registrar":    As specified in Section 2.05 hereof, Norwest
Bank  Minnesota,  National  Association.

     "Class  A  Interest  Rate":    6.71%  per  annum.

     "Class A Certificate": Any one of the Certificates executed by the Transferor and authenticated by the Trustee in substantially the form set forth in Exhibit A hereto.
"Class A Certificate Balance": The Initial Class A Certificate Balance less all amounts distributed to Class A Certificateholders as payments of principal.

     "Class A Principal Distribution Amount": With respect to any Payment Date other than the Stated Maturity, the amount by which (i) the Class A Certificate Balance exceeds (ii) the difference between the Aggregate Loan Balance and the Required Collateralization Amount, and with respect to the Payment Date occurring on the Stated Maturity, an amount necessary to reduce the Class A Certificate Balance to zero.

     "Class  B  Interest  Rate":    16%  per  annum.

     "Class  B  Certificate":    Any  one  of the Certificates executed by the
Transferor and authenticated by the Trustee in substantially the form set forth in Exhibit B hereto.

     "Class B Certificate Balance": The Initial Class B Certificate Balance less all amounts actually distributed to Class B Certificateholders as payments of principal.

     "Class  B  Event":     The occurrence of either of the following: (i) the
Cumulative Net Default Rate exceeds 85% of the level specified for such period in the Cumulative Default Table or (ii) a Trigger Event occurs.

     "Class B Principal Distribution Amount": With respect to any Payment Date other than the Payment Date on the Expected Maturity, an amount equal to 75% of all amounts then remaining on deposit in the Collection Account after the payment of all amounts pursuant to clauses (i) through (xii) of Section 12.02(d); provided that with respect to any Payment Date occurring on or after the occurrence of a Class B Event, an amount equal to 100% of all amounts then remaining on deposit in the Collection Account after the payment of all amounts pursuant to clauses (i) through (xii) of Section 12.02(d). With respect to the Payment Date occurring on the Expected Maturity, an amount necessary to reduce the Class B Certificate Balance to zero.

     "Closing  Date":    June  26,  1997.

     "Code":   The Internal Revenue Code of 1986, as amended, or any successor statute  thereto.

     "Collection Account":  The account established and maintained pursuant to
Section  12.02(a)  hereof.

     "Company":      Monaco  Finance,  Inc.,  a  Colorado  corporation.

     "Consolidated Operating Income": With respect to any fiscal quarter, the sum of (i) the consolidated net income of the Servicer and any Subsidiaries, after deduction of all expenses, taxes and other proper charges, determined in accordance with GAAP, (ii) plus (to the extent deducted in (i) above) all provisions for any federal, state or other income taxes made by the Servicer and its Subsidiaries during such quarter, and (iii) all Consolidated Total Interest Expense of the Servicer and its Subsidiaries, excluding non-recourse interest expense, during such quarter.

     "Consolidated Total Interest Expense": With respect to any fiscal quarter, the aggregate amount of interest required to be paid or accrued by the Servicer and its Subsidiaries during such period on all Indebtedness of the Servicer and its Subsidiaries, excluding non-recourse interest expense, outstanding during any such period, whether such interest was or is required to be reflected as an item of expense or capitalized, including, without limitation, payments consisting of interest under capitalized leases, interest on Senior Debt, interest on Subordinated Indebtedness, and all amortization of commitment fees, agency fees and similar expenses in connection with the borrowing of money.

     "Controlling Holders": Holders of Class A Certificates representing at least 51% of the Class A Certificate Balance, and after the Class A Certificate Balance has been reduced to zero, Holders of Class B Certificates representing at least 51% of the Class B Certificate Balance.

     "Corporate Trust Office": The principal corporate trust office of the Trustee at 6th Street & Marquette Avenue, Minneapolis, Minnesota 55479-0070,
Attention: Corporate Trust Services/Asset Backed Administration, or at such other address as the Trustee may designate from time to time by notice to the Certificateholders, the Servicer, MBIA and the Transferor, or the principal corporate trust office of any successor Trustee.

     "Collection  Policy":    The  Servicer's  collection  policy  attached as
Exhibit  C  to  the  Servicing  Agreement.

     "Cross Default Event": The occurrence of the following: (A) The Servicer shall be in default under, or in violation of, any covenant under any loan agreements related to recourse debt such that the lenders under such loan agreements would be authorized, pursuant to the terms of such agreements and upon the expiration of any cure period or grace period with respect to such violation or default, to demand immediate payment by the Servicer of (i) $1,000,000 or more of the total recourse debt of the Servicer for purposes of determining whether a Trigger Event has occurred or (ii) 10% or more of the total recourse debt of the Servicer for purposes of determining whether a Servicer Event of Default has occurred, and such default or violation shall not have been cured, remedied or waived in writing by the lenders after 90 days (counting from the initial date of the violation or default and not from the expiration of any applicable cure or grace period), and (B) MBIA shall have notified the Trustee in writing that the occurrence of the event described in clause (A) above constitutes a Servicer Event of Default.

     "Cumulative  Default  Table":    The  table attached hereto as Exhibit E.

     "Cumulative Gross Default Rate": As of any Determination Date, the ratio of (i) the sum of the Loan Balances of Loan Contracts that have become Defaulted Loan Contracts during the period from the Closing Date through the end of the related Monthly Period to (ii) the Initial Aggregate Loan Balance.

     "Cumulative Net Default Rate": As of any Determination Date, the ratio of (i) the sum of the Loan Balances of Loan Contracts that have become Defaulted Loan Contracts during the period from the Closing Date through the end of the related Monthly Period reduced by Recoveries received during the period from the Closing Date through the end of the related Monthly Period to
(ii)  the  Initial  Aggregate  Loan  Balance.

     "Cut-Off  Date":    The  close  of  business  on  May  31,  1997.

     "Default": Any occurrence or circumstance which with notice or the lapse of time or both would become an Event of Default.

     "Defaulted Loan Contract": A Loan Contract shall become a Defaulted Loan Contract upon the occurrence of the earliest of the following: (i) any portion of the Scheduled Payments due under the Loan Contract becomes 120 days or more delinquent; (ii) the Vehicle securing such Loan Contract is repossessed and sold by the Servicer, (iii) the Servicer determines in its sole discretion in accordance with its Collection Policy that the remaining Scheduled Payments due under such Loan Contract are uncollectible and such Loan Contract is written off or (iv) the Servicer determines in its sole discretion in accordance with its Collection Policy that the Vehicle securing such Loan Contract cannot be recovered from the related Obligor.

     "Delinquency Rate": As of any Calculation Date, the aggregate Loan Balance of Loan Contracts (other than Defaulted Loan Contracts) as to which Obligors are 31 days or more past due in making any portion of the Scheduled Payments, divided by the Aggregate Loan Balance as of such Calculation Date.

     "Delinquent  Loan Contract":  As of any Calculation Date, a Loan Contract
(a) (i) with respect to which an Obligor (or an insurance company on its behalf) has not made a Scheduled Payment by the applicable Due Date or (ii) the Vehicle securing such Loan Contract is repossessed by the Servicer, and
(b)  which  is  not  a  Defaulted  Loan  Contract.

     "Determination  Date":    The  third  Business Day preceding each Payment
Date.

     "Due  Date":   The date on which a Scheduled Payment is due in accordance with  the  terms  of  the  related  Loan  Contract.

     "Eligible  Account":    (i)  A  segregated  trust  account  or  accounts
maintained with a depository institution or trust company whose long-term unsecured debt obligations are rated at least A+ by Standard & Poor's Ratings Group and at least A1 by Moody's Investors Service, Inc., and who is reasonably acceptable to MBIA or (ii) a segregated trust account or accounts maintained with a Federal or state chartered depository institution that is acceptable to MBIA subject to regulations regarding fiduciary funds on deposit substantially similar to 12 C.F.R. Section 9.10(b), or (iii) a trust account at the Trustee's Corporate Trust Office, provided that such Trustee is acceptable to MBIA. Norwest Bank Minnesota, National Association is a Trustee acceptable to MBIA.

     "Eligible  Investments":    Any  and  all  of  the  following:

(a) direct obligations of, and obligations fully guaranteed as to timely payment of principal and interest by, the United States of America, the Federal Home Loan Mortgage Corporation, the Federal National Mortgage

Association, the Federal Home Loan Banks or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

(b) (i) demand and time deposits in, certificates of deposit of, banker's acceptances issued by or federal funds sold by any depository institution or trust company (including the Trustee or its agent acting in their respective commercial capacities) incorporated under the laws of the United States of America or any State thereof and subject to supervision and examination by federal and/or state authorities, so long as at the time of such investment or contractual commitment providing for such investment, such depository institution or trust company has a short term unsecured debt rating in the highest available rating category of S&P and Moody's and provided that each such investment has an original maturity of no more than 365 days, and (ii) any other demand or time deposit or deposit which is fully insured by the Federal Deposit Insurance Corporation;

(c) repurchase obligations with a term not to exceed 30 days with respect to any security described in clause (a) above and entered into with a depository institution or trust company (acting as a principal) rated in the highest available rating category by S&P and Moody's; provided, however, that collateral transferred pursuant to such repurchase obligation must be of the type described in clause (a) above and must (i) be valued daily at current market price plus accrued interest, (ii) pursuant to such valuation, equal, at all times, 105% of the cash transferred by the Trustee in exchange for such collateral and (iii) be delivered to the Trustee or, if the Trustee is supplying the collateral, an agent for the Trustee, in such a manner as to accomplish perfection of a security interest in the collateral by possession of certificated securities.

(d) commercial paper having an original maturity of less than 365 days and issued by an institution having a short term unsecured debt rating in the highest available rating category of each of the Rating Agencies at the time of such investment;

(e) a guaranteed investment contract approved in writing by each of the Rating Agencies and MBIA and issued by an insurance company or other corporation having a long term unsecured debt rating in the highest available rating category of each of the Rating Agencies at the time of such investment;

(f) money market funds registered under the Investment Company Act of 1940, as amended, whose shares are registered under the Securities Act of 1933, and having ratings in the highest available rating categories of S&P and Moody's at the time of such investment which invest only in other Eligible Investments; any such money market funds which provide for demand withdrawals being conclusively deemed to satisfy any maturity requirement for Eligible Investments set forth in this Agreement; and

(g) any investment approved in writing by each of the Rating Agencies and MBIA.

     The Trustee may purchase from or sell to itself or an affiliate, as principal or agent, the Eligible Investments listed above. All Eligible Investments shall be in the name of the Trustee for the benefit of the Certificateholders and MBIA.

     "Eligible Loan Contract": The meaning set forth in the Loan Acquisition Agreement.

     "ERISA":    The  Employee  Retirement  Income  Security  Act  of 1974, as
amended,  or  any  successor  statute  thereto.

     "Event  of  Default":    The  meaning  set  forth in Section 6.01 hereof.

     "Expected  Maturity":    December  14,  2002.

     "Final Due Date": With respect to each Loan Contract, the final Due Date thereunder.

     "Final Payment Date": The actual date on which the last amounts are distributed with respect to any Certificates, whether on the Stated Maturity, Expected Maturity or earlier pursuant to an optional redemption under Article Ten, acceleration or otherwise.

     "FIserv":    FIserv,  Inc.

     "Force Placed Insurance": Insurance coverage for each Vehicle on which no other Insurance Policy exists due to an Obligor's failure to pay premiums or otherwise, and which shall be obtained by the Servicer in accordance with
Section  3.05  of  the  Servicing  Agreement.

     "GAAP": Generally accepted accounting principles, as in effect from time to time.
"Guaranty  Amounts":    Any  and  all amounts paid by the individual guarantor
indicated  on  the  applicable  Loan  Contract.

     "Holder":    See  Certificateholder.

     "Indebtedness": With respect to any Person, all recourse obligations, which in accordance with GAAP shall be classified upon such Person's balance sheet as a liability, and in any event shall include all (i) recourse obligations of such Person for borrowed money or which has been incurred in connection with the acquisition of property or assets, (ii) recourse obligations secured by any Lien upon property or assets owned by such Person, even though the Person has not assumed or become liable for the payment of such obligations, (iii) recourse obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person, notwithstanding the fact that the rights and remedies of the seller, lender or lessor under such agreement in the event of default are limited to repossession or sale of property and (iv) recourse guaranties of the Indebtedness of others.

     "Independent  Accountants":    Ehrhardt, Keefe, Steiner & Hottman, or any
other firm of independent certified public accountants of recognized national standing, or otherwise acceptable to MBIA.

     "Initial Aggregate Loan Balance": The Aggregate Loan Balance as of the Cut-Off Date, which is $51,381,366.

     "Initial  Certificate  Balance":    The  sum  of  the  Initial  Class  A
Certificate  Balance  and  the  Initial  Class  B  Certificate  Balance.

     "Initial  Class  A  Certificate  Balance":    $42,646,534.

     "Initial  Class  B  Certificate  Balance":    $2,569,068.

     "Initial Loan Contracts": The Loan Contracts listed on the Loan Schedule as of the Closing Date.

     "Initial  Payment  Date":    July  14,  1997.

     "Insolvency  Laws":    The  United  States Bankruptcy Code or any similar
applicable  state  law.

     "Insolvency  Event":    With  respect  to  a  specified  Person,  (a) the
commencement of an involuntary case against such Person under the Federal bankruptcy laws, as now or hereinafter in effect, or another present or future Federal or state bankruptcy, insolvency or similar law, and such case is not dismissed within 60 days; or (b) the filing of a decree or entry of an order for relief by a court having jurisdiction in the premises in respect of such Person or any substantial part of its property in an involuntary case under any applicable federal or state bankruptcy, insolvency or other similar law now or hereafter in effect, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator or similar official for such Person or for any substantial part of its property, or ordering the winding-up or liquidation of such Person's affairs; or (c) the commencement by such Person of a voluntary case under any applicable Federal or state bankruptcy, insolvency or other similar law now or hereafter in effect, or the consent by such Person to the entry of an order for relief in an involuntary case under any such law, or the consent by such Person to the appointment of or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator or similar official for such Person or for any substantial part of its property, or the making by such Person of any general assignment for the benefit of creditors, or the failure by such Person generally to pay its debts as such debts become due, or the taking of action by such Person in furtherance of any of the foregoing.

     "Insurance  Agreement":    The  Insurance  Agreement, dated as of June 1,
1997, by and among MBIA, the Transferor, the Servicer, the Company, the Trustee and the Back-up Servicer.

     "Insurance Policy": With respect to a Vehicle and a Loan Contract, any insurance policy maintained by the Obligor pursuant to the related Loan Contract that covers physical damage to the Vehicle, collision and Force Placed Insurance (including policies procured by the Servicer on behalf of the Obligor), which policy shall name the Company as loss payee.

     "Insurance Proceeds": With respect to a Vehicle and a Loan Contract, any amount received during the related Monthly Period pursuant to an Insurance Policy issued with respect to such Vehicle and the related Loan Contract, net of any costs of collecting such amounts not otherwise reimbursed.

     "Investment  Letter":    A  letter substantially in the form of Exhibit D
attached  hereto.

     "Lien":    The  meaning  specified  in  the  Loan  Acquisition Agreement.

     "Loan Acquisition Agreement": The Loan Acquisition Agreement dated as of June 1, 1997 entered into by and between the Company and the Transferor, as amended from time to time in accordance with the terms thereof.

     "Loan  Assets":  The meaning specified in the Loan Acquisition Agreement.

     "Loan Balance": As of any date of determination, the principal amount of such Loan Contract as of the Cut-Off Date or Acquisition Date, as applicable (including amounts added to the principal amount of the Loan Contract for Force Placed Insurance premiums), minus the sum of (a) the portion of Scheduled Payments and Prepayments allocable to principal paid by or on behalf of the related Obligor and (b) the portion of the Purchase Price with respect to any Loan Contract allocable to principal as of the close of business on the last day of the Monthly Period (or, prior to the end of the first Monthly Period, calculated as of the close of business on the day immediately prior to the Cut-Off Date); provided, however, that the Loan Balance of a Defaulted Loan Contract shall be zero.

     "Loan Contracts": The retail installment contracts, installment sale contracts, and such other motor vehicle loan contracts (and all rights with respect thereto, including all guaranties and other agreements or arrangements of whatever character from time to time supporting or securing payment of any Loan Contract and all rights with respect to any agreements or arrangements with the vendors, dealers or manufacturers of the Vehicles to the extent specifically related to any Loan Contract) which are identified on either the Loan Schedule delivered to the Trustee and MBIA on the Closing Date or on an

Amended Loan Schedule delivered to the Trustee and MBIA on an Acquisition Date on which Substitute Loan Contracts are delivered to the Trustee; provided that, except as otherwise provided herein, from and after the date on which a Loan Contract is purchased, removed, or substituted by the Company or the Transferor in accordance with the terms hereof or the terms of the Loan Acquisition Agreement, such repurchased, removed or replaced Loan Contract shall no longer constitute a Loan Contract for purposes of the Transaction Documents.

     "Loan  Contract  File":    With  respect  to  each  Loan Contract, a file
containing  the  following:

     (i)          A  copy  of  each  Loan  Contract;

     (ii) Any evidence of insurance and any other documents evidencing or related to any Insurance Policy;

     (iii) evidence that the Obligor took possession of the Vehicle and that the Vehicle was in good working order and acceptable to the Obligor at the time of receipt by the Obligor;

     (iv)          the  original  credit  application executed by the Obligor;

(v) a copy of the Certificate of Title or Application for Certificate of Title; and

     (vi) any and all other documents that the Servicer would keep on file with respect to a loan contract held for its own account in accordance with its customary practices.

     "Loan Schedule": The list of Loan Contracts attached hereto as Schedule I, together with and as amended by, all related Amended Loan Schedules, each of which shall include with respect to each Loan Contract: (a) a number identifying the Loan Contract, (b) the Loan Balance, (c) the Obligor, (d) the Obligor's billing address, (e) the original and remaining months to maturity of the Loan Contract, (f) the Scheduled Payment, (g) the frequency with which Scheduled Payments are due, (h) the annual percentage rate, (i) whether such Loan Contract is a Tier I Loan Contract, a Tier II Loan Contract, a Tier III Loan Contract or a Tier IV Loan Contract, (j) the dates of the first and last Scheduled Payment, (k) the original amount financed, (l) the delinquency status as of the Cut-off Date and (m) the number of extensions since origination.

     "MBIA":    MBIA  Insurance  Corporation.

     "MBIA Default or Termination": The occurrence and continuance of any of the following events:

     (a) the failure by MBIA to make a payment under the Certificate Insurance Policy in accordance with its terms;

     (b) the occurrence of an "Insurer Insolvency," as that term is defined in the Insurance Agreement, with respect to MBIA; or

     (c) 124 days have elapsed since the Class A Certificates have been paid in full, MBIA has been paid all amounts owed to it under the Insurance Agreement, the Certificate Insurance Policy has been surrendered to MBIA and the Insurance Agreement has been terminated.

     "MBIA  Premium":    The  meaning  set  forth  in the Insurance Agreement.

     "MBIA  Premium  Rate":  The meaning set forth in the Insurance Agreement.

     "Monaco":    Monaco  Finance,  Inc.,  a  Colorado  corporation.

     "Monthly Net Default Rate": With respect to any Monthly Period, an amount equal to (1) (a) the sum of the Loan Balances of all Loan Contracts that have become Defaulted Loan Contracts during such Monthly Period minus (b) the amount of Recoveries collected during such Monthly Period divided by (2) the Aggregate Loan Balance as of the Calculation Date immediately preceding such Monthly Period.

     "Monthly Period": As to any Determination Date or Payment Date, the period beginning on the first day and ending on the last day of the calendar month preceding the month in which such Determination Date or Payment Date occurs, except that with respect to the Initial Payment Date, the period beginning on the Closing Date and ending on the last day of the calendar month preceding such Initial Payment Date.

     "Monthly  Servicer's  Report":    The  report  prepared  by  the Servicer
pursuant to Section 4.01 of the Servicing Agreement, substantially in the form of Exhibit A thereto.

     "Moody's": Moody's Investors Service, Inc., or any successor in interest thereto reasonably acceptable to MBIA.

     "Net  Worth  Requirement":    The  requirement  that  the  Servicer's
consolidated Tangible Net Worth shall not be less than the sum of (i) $11,000,000 plus (ii) 75% of the cumulative after tax consolidated net income since March 31, 1997, such cumulative amount being calculated without any offset and reduction for net losses incurred during any period since such date.

     "Obligor":   The purchaser of a Vehicle under each related Loan Contract, including any guarantor of such purchaser and their respective successors and assigns.

     "Officer's Certificate": A certificate signed by the Chairman of the Board, the Vice-Chairman of the Board, the President, a Vice President, the Treasurer or the Secretary of the Servicer or the Transferor, which certificate shall comply with the requirements of Section 13.12 hereof.

     "Opinion of Counsel": A written opinion of counsel, who may, except as otherwise expressly required herein, be counsel employed by the Transferor, the Servicer or the Trustee, or other counsel, in each case reasonably acceptable to the Trustee and MBIA and which opinion shall comply with the applicable requirements of Section 13.12 hereof.

     "Outstanding":    With  respect  to  Certificates,  as  of  any  date  of
determination, all Certificates theretofore authenticated and delivered hereunder, except:

     (i) Certificates theretofore canceled by the Certificate Registrar or delivered to the Certificate Registrar for cancellation;

     (ii) Certificates for whose payment money in the necessary amount has been theretofore irrevocably deposited with the Trustee or any Paying Agent
(other than the Transferor) in trust for the Holders of such Certificates (provided, however, that if such Certificates are to be redeemed, notice of such redemption has been duly given pursuant hereto or any provision therefor, satisfactory to the Trustee, has been made); and

     (iii) Certificates in exchange for or in lieu of which other Certificates have been authenticated and delivered pursuant hereto, unless proof satisfactory to the Trustee is presented that any such Certificates are held by a bona fide purchaser;

provided, however, that for purposes of disbursing payments from the Certificate Insurance Policy and in determining whether the Holders of the requisite Certificate Balance of Certificates have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Certificates owned by the Transferor or any other obligor upon the Certificates or any Affiliate of the Transferor or such other obligor shall be disregarded and deemed not to be outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent, or waiver, only Certificates which the Trustee knows to be so owned shall be so disregarded.

     "Overcollateralization Level Test": The test which is violated when the average of the Overcollateralization Percentages for two consecutive Determination Dates is equal to or greater than 85.0%; provided that for the Determination Dates occurring in each November, December and January, such percentage shall equal 86.5%.
"Overcollateralization Percentage:" As of any Determination Date, the ratio, expressed as a percentage, of (A) the Outstanding Class A Certificate Balance as of the related Payment Date (after taking into account all distributions of principal to be made on such date) to (B) the Aggregate Loan Balance as of the related Calculation Date.

     "Paying Agent": The agent appointed pursuant to Section 11.02(q) hereof and, initially, Norwest Bank Minnesota, National Association.

     "Payment  Date":    The fourteenth day of each calendar month (or if such
day is not a Business Day, the next succeeding Business Day) commencing on the Initial Payment Date.

     "Person": Any individual, corporation, partnership, association, limited liability company, joint-stock company, trust (including any beneficiary thereof), unincorporated organization or government or any agency or political subdivision thereof.

     "Placement  Agent":    Rothschild,  Inc.

     "Preference  Claim":    The  meaning  given  in  Section  8.01(d) hereof.

     "Prepayment":   Any full or partial payment of Scheduled Payments not yet
due  on  a  Loan  Contract.

     "Proceeding":    Any  suit  in equity, action at law or other judicial or
administrative  proceeding.

     "Prospective  Holder":    The  meaning  ascribed  to such term in Section
2.06(a)  hereof.

     "Purchase  Agreement":   The Purchase Agreement dated June 1, 1997 by and
between  MF  Receivables  Corp.  I  and  MF  Receivables  Corp.  II.

     "Purchase Price": With respect to any Loan Contract repurchased by the Company pursuant to Sections 2.06 or 3.03 of the Loan Acquisition Agreement or by the Transferor pursuant to Section 4.03 hereof, the sum of (i) the Loan Balance of the related Loan Contract on the Calculation Date on or immediately preceding the date when the Loan Contract is repurchased, less the Loan Balance of any Substitute Loan Contract (but not less than zero) and (ii) any accrued interest at the interest rate specified in such Loan Contract through the date of repurchase.

     "Rating  Agencies":    Standard  &  Poor's  and  Moody's.

     "Record Date": The close of business on the last day of the month preceding the applicable Payment Date, whether or not such day is a Business Day, except with respect to the Initial Payment Date, the Record Date shall be the Closing Date.

     "Recoveries": With respect to a Defaulted Loan Contract and for any Monthly Period occurring after the date on which such Loan Contract becomes a Defaulted Loan Contract, all payments that the Servicer received from or on behalf of an Obligor regarding such Defaulted Loan Contract or from liquidation of the related Vehicle, including but not limited to Scheduled Payments, Guaranty Amounts, any and all rebates and Insurance Proceeds, as reduced by any reasonably incurred out-of-pocket expenses incurred by the Servicer in enforcing such Defaulted Loan Contract.

     "Redemption Account":  The account established and maintained pursuant to
Section  12.02(e)  hereof.

     "Redemption  Date":    The  meaning  specified  in  Section 10.01 hereof.

     "Redemption Price": With respect to any Class of Certificates being redeemed pursuant to Article Ten hereof, and as of the related Redemption Date, the Class A Certificate Balance or the Class B Certificate Balance, as applicable, of such Class of Certificates, together with interest accrued and unpaid thereon to but excluding the related Redemption Date at the applicable Certificate Interest Rate (exclusive of installments of interest and principal maturing on or prior to such date, payment of which shall have been made or duly provided for to the Holder of such Certificate on the applicable Record Date or as otherwise provided in this Trust and Security Agreement).

     "Redemption Record Date":  The meaning specified in Section 10.01 hereof.

     "Re-Liening  Expense  Account":    The  meaning given in Section 12.02(f)
hereof.

     "Re-liening  Trigger  Event":   The occurrence of either of the following
events  on  any  date  of  determination:

     (i)    a  Servicer  Event  of  Default;  or

     (ii)  a  Trigger  Event.

     "Request  for  Release  of  Documents":    The  meaning  specified in the
Servicing  Agreement.

     "Required  Collateralization  Amount":    As  of    the  Closing  Date,
$8,734,832, and as of any date of determination thereafter, the greater of (i) 17% of the Aggregate Loan Balance (including any Loan Contracts to be acquired
and    excluding  any  Loan  Contracts  to  be  released  on  such  date  of determination)  and  (ii)  3.0%  of  the  Initial  Aggregate  Loan  Balance.

     "Responsible Officer": When used with respect to the Trustee, any officer assigned to the Corporate Trust Department (or any successor thereto), including any Vice President, Senior Trust Officer, Trust Officer, Assistant Trust Officer, any Assistant Secretary, any Trust Officer or any other Officer of the Trustee customarily performing functions similar to those performed by any of the above designated officers and having direct responsibility for the administration of this Trust and Security Agreement, and also, with respect to a particular matter, any other officer, to whom such matter is referred because of such officer's knowledge of and familiarity with the particular subject.

     "Sale":    As  defined  in  Section  6.18  hereof.

     "Scheduled Payments": With respect to a Loan Contract, the periodic payment set forth in such Loan Contract due from the Obligor on the related Due Date, plus any amounts due on the applicable Final Due Date, including Force Placed Insurance premiums that are added to the principal balance of a Loan Contract.

     "Senior Debt": The sum of (a) the recourse obligations of the Servicer under any revolving line of credit; (b) all other Indebtedness of the Servicer now or hereafter existing which by their terms are not subordinated to any other Indebtedness of the Servicer; and (c) all renewals, extensions or refunding of any obligations described in clauses (a) and (b) above.

     "Servicer":    Monaco  Finance,  Inc.,  a  Colorado  corporation, and any successor Servicer appointed in accordance with the terms of the Servicing Agreement.
"Servicer  Default":    The  meaning  given  in  the  Servicing  Agreement.

     "Servicer  Event  of  Default":    The  meaning  given  in  the Servicing
Agreement.

     "Servicer Fee": An amount equal to the product of one-twelfth of the Servicer Fee Rate and the Aggregate Loan Balance as of the first day of the related Monthly Period except that with respect to the Initial Payment Date, an amount equal to $51,381.

     "Servicer  Fee  Rate":    2.0%  per  annum.

     "Servicer  Termination  Notice":    The  meaning  given  in the Servicing
Agreement.

     "Servicing Agreement": The Servicing Agreement dated as of June 1, 1997 by and among the Trustee, the Servicer, the Back-up Servicer and the Transferor, as amended from time to time in accordance with the terms thereof.

     "Servicing Charges": The sum of (i) all late payment charges paid by Obligors on Delinquent Loan Contracts after payment in full of any Scheduled Payments due in a prior Monthly Period and Scheduled Payments for the related Monthly Period and (ii) any other incidental charges or fees received from an Obligor, including but not limited to, late fees, collection fees and bounced check charges.

     "Servicing Officer": Those officers of the Servicer or Back-up Servicer, as applicable, involved in, or responsible for, the administration and servicing of the Loan Contracts, as identified on the list of Servicing Officers furnished by the Servicer or Back-up Servicer, as applicable, to the Trustee, MBIA and the Certificateholders from time to time.

     "Standard & Poors": Standard & Poors Ratings Services, a division of The McGraw-Hill Companies, Inc., or any successor in interest thereto reasonably acceptable to MBIA.

     "Stated  Maturity":    December  14,  2002.

     "State": Any state of the United States of America and, in addition, the District of Columbia, Puerto Rico, its territories or possessions and any military addresses.

     "Subordinated  Indebtedness":    All Indebtedness of the Servicer and its
Affiliates,  which  by  its  terms  is  subordinated  to  Senior  Debt.

     "Subsidiary": Any corporation of which more than 50% (by number of votes) of the Voting Stock shall be owned by such parent corporation and/or one or more corporations which are themselves Subsidiaries of such parent corporation.

     "Substitute  Loan  Contract":    The  meaning  set  forth  in  the  Loan
Acquisition  Agreement.

     "Tangible Net Worth": The excess of (a) the tangible assets of Monaco and any Affiliates and Subsidiaries calculated in accordance with GAAP, as reduced by adequate reserves in each case where reserves are proper, over (b) all indebtedness (including subordinated debt) of Monaco and its Subsidiaries and its Affiliates; provided, however, that (i) in no event shall there be included in the above calculation any intangible assets such as patents, trademarks, trade names, copyrights, licenses, goodwill, organizational costs, advances, or loans to, or receivables from, directors, officers, employees or Affiliates (other than Affiliates that are special purpose entities owned by Monaco or any Affiliate thereof), amounts relating to covenants not to compete, prepaid assets, deferred charges, pension assets or treasury stock of Monaco or any Affiliates or any Subsidiaries or any other securities unless the same are readily marketable in the United States of America or entitled to be used as a credit against federal income tax liabilities, (ii) securities included as tangible assets shall be taken into account at their current market price or cost, whichever is lower, and (iii) any write-up in the book value of any assets shall not be taken into account except as required by GAAP.

     "Tier  I  Loan  Contracts":    Loan  Contracts that meet Monaco's highest
underwriting criteria for the origination of loan contracts among its four levels of criteria.

     "Tier  II  Loan  Contracts":    Loan  Contracts that meet Monaco's second
highest underwriting criteria for the origination of loan contracts among its four levels of criteria.

     "Tier  III  Loan  Contracts":    Loan  Contracts that meet Monaco's third
highest underwriting criteria for the origination of loan contracts among its four levels of criteria.

     "Tier  IV  Loan  Contracts":    Loan  Contracts that meet Monaco's lowest
underwriting criteria for the origination of loan contracts among its four levels of criteria.

     "Total  Stockholders  Equity":    The  sum of preferred and common stock,
additional paid-in capital and retained earnings, less treasury stock, determined in accordance with GAAP.

     "Transaction  Documents":    This  Trust  and  Security  Agreement,  the
Servicing Agreement, the Loan Acquisition Agreement, the Purchase Agreement and the Insurance Agreement.

     "Transferor":    MF  Receivables Corp. II, a Delaware corporation and all
successors  thereto.

     "Transition Cost": Any documented expenses reasonably incurred by a successor Servicer or the Trustee in connection with a transfer of servicing from the Servicer to a successor Servicer as successor Servicer pursuant to
Section  6.02  of  the  Servicing  Agreement,  but  not  to  exceed  $50,000.

     "Trigger Event": The occurrence of any one of the following events that has not been waived in writing by MBIA:

     (i)          an  Event  of  Default  occurs;

(ii) Monaco fails to meet the Net Worth Requirement or a Cross-Default Event occurs with respect to Monaco;

(iii) any payment is made or is required to be made by MBIA under the Certificate Insurance Policy;

(iv) if for any reason the Trustee, for the benefit of MBIA and the Certificateholders, no longer has a valid perfected first priority security interest in the Loan Contracts;

(v) (a) on or before the ninth Payment Date, the Monthly Net Default Rate exceeds 3.5% in two of the most current three months or (b) thereafter, the average Monthly Net Default Rate for the most current three Monthly Periods exceeds 3.0%;

(vi) the average Delinquency Rate for the most current three Monthly Periods exceeds 13.0%, or the Delinquency Rate for the most current Monthly Period exceeds 20.0%, or the sum of the Delinquency Rates for the most current two Monthly Periods exceeds 26%;

(vii)        the Cumulative Gross Default Rate exceeds the level specified for
such  period  in  the    Cumulative  Default  Table;

(viii) the Cumulative Net Default Rate exceeds the level specified for such period in the Cumulative Default Table;

(ix)          the  Overcollateralization  Level  Test  has  been  violated:

(x) Morris Ginsburg and Craig Caukin shall both (a) become deceased, (b) fail to be employees of Monaco in similar capacities as the capacities they possessed on the Closing Date, or (c) become incapacitated and incapable of working for a period of three consecutive months or more, and, in any such event, a replacement satisfactory to MBIA shall not have been appointed within 60 days thereafter;

(xi) as reported in Monaco's most recent annual and quarterly consolidated financial statements determined in accordance with GAAP, the ratio of Senior Debt to the sum of Total Stockholders' Equity plus Subordinated Indebtedness exceeds 4.0 to 1.0;

(xii) any event whereby any party shall (a) acquire 51% or more of the total outstanding shares of Monaco (including both Class A and Class B shares) or (b) obtain 51% or more of the voting control with respect to the total outstanding shares of Monaco;

(xiii) except as permitted by the Transaction Documents, the Transferor shall enter into any merger or Monaco shall enter into any transaction or merger whereby it is not the surviving entity;

(xiv) a final ruling or judgment against, or settlement by, Monaco or its Affiliates or Subsidiaries whereby damages are awarded, or the settlement is, in excess of 10% of the Total Stockholder's Equity and such amounts are not otherwise covered by insurance, and, in case of a judgment, such judgment has not been discharged or stayed within 60 days;

(xv) the Transferor or the Trust is required to register as an "investment company" under the Investment Company Act of 1940;

     (xvi)          an  Insolvency  Event occurs with respect to the Servicer;

(xvii) default in the performance of any covenant of the Servicer or the Company in the Transaction Documents or breach of any representation or warranty of the Servicer or the Company in the Transaction Documents (other than breaches of representations and warranties contained in Section 3.01 of the Loan Acquisition Agreement unless the Company and/or Transferor has failed to cure such breach within the time period and in the manner provided for in the Loan Acquisition Agreement), which default or breach has a material adverse effect on MBIA or the Certificateholders and continues unremedied beyond any cure period provided for therein;

(xviii)         except as permitted by the relevant Transactions Document, any assignment, or attempt to make an assignment, by the Servicer or the Transferor of its rights and obligations under the Transaction Documents; or

(xix) the Company shall fail to make any payment under any of the Transaction Documents (after giving effect to any applicable cure period provided for therein)

     provided, however that MBIA may, in its sole discretion, waive any Trigger Event; provided further, that Trigger Events are not subject to cure.

     "Trust":    The  Trust  created  hereby,  which  shall be known as the MF
Receivables  Auto  Loan  Trust  1997-1.

     "Trust and Security Agreement": This Trust and Security Agreement, as amended from time to time in accordance with the terms hereof.

     "Trustee": Norwest Bank Minnesota, National Association, until a successor Person shall have become the Trustee pursuant to the applicable provisions of this Trust and Security Agreement, and thereafter "Trustee" shall mean such successor Person.

     "Trust  Accounts":    The  Collection Account and the Redemption Account.

     "Trust  Estate":   The meaning specified in the conveyance clause of this
Trust  and  Security  Agreement.

     "Trustee Fee": With respect to each Payment Date, one-twelfth of the product of (i) the Trustee Fee Rate and (ii) the Class A Certificate Balance as of the close of business on the immediately preceding Payment Date, except that with respect to the Initial Payment Date, an amount equal to $1,066.

     "Trustee  Fee  Rate":    .05%  per  annum.

     "UCC":    The  Uniform  Commercial  Code  as  in effect in the applicable jurisdiction.

     "Unrestricted Cash": The sum of (i) the unrestricted cash balance of the Servicer and (ii) an amount equal to any availability the Servicer and any of its wholly owned Subsidiaries may have under any revolving line of credit, including the amount of any availability of MF Receivables Corp. I under its warehouse notes based on the eligible loan contracts available to be sold by the Company to MF Receivables Corp. I and computed on the same basis as a warehouse funding is computed pursuant to the Amended and Restated Indenture dated as of May 1, 1995 among the Company, MF Receivables Corp. I and Norwest Bank Minnesota, National Association, as amended by the First Amendment to Amended and Restated Indenture dated as of September 1, 1995, and as amended from time to time thereafter.

     "Vehicle(s)":    New  and used automobiles and light trucks, which secure
the  Loan  Contracts.

     "Voting Stock": Securities of any class or classes, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or Persons performing similar functions).

                                  ARTICLE II
                              THE CERTIFICATES

     SECTION  2.1.          FORM  GENERALLY.

     The Class A Certificates, the Class B Certificates and the certificates of authentication shall be in substantially the form set forth, respectively, in Exhibits A and B attached hereto, with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Trust and Security Agreement, and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon, as may, consistently herewith, be determined by the officers executing such Certificates, as evidenced by their execution of the Certificates.

     The definitive Certificates shall be typewritten, printed, lithographed or engraved or produced by any combination of these methods on steel engraved borders or may be produced in any manner acceptable to the Trustee and the initial purchasers of the Certificates, all as determined by the officers executing such Certificates, as evidenced by their execution of such Certificates.



     SECTION  2.2.      CLASSES OF CERTIFICATES; DENOMINATIONSECTION

     (a) This Agreement provides for the issuance by the Transferor of Certificates consisting of Class A Certificates and Class B Certificates, all subject to and in accordance with the terms of this Agreement. Each Certificate shall bear upon the face thereof the designation selected for the Class to which it belongs.

     All Class A Certificates issued under this Agreement shall in all respects represent a fractional undivided interest in the Trust Estate, pari passu with all other Class A Certificates, and shall be entitled to the benefits hereof without preference, priority or distinction on account of the actual time or times of authentication and delivery, all in accordance with the terms and provisions of this Agreement.

     All Class B Certificates issued under this Agreement shall in all respects represent a fractional undivided interest in the Trust Estate, pari passu with all other Class B Certificates and subordinate to certain payments as provided herein (although the Class B Certificates are not secured by and do not have the benefit of any Certificate Insurance Policy or any proceeds therefrom), and shall be entitled to the benefits hereof without preference, priority or distinction on account of the actual time or times of authentication and delivery, all in accordance with the terms and provisions of this Agreement.

     The rights of the Holders of the Class B Certificates to receive payments of interest and principal in respect of the Class B Certificates on any Payment Date shall be subordinated to other payments as set forth in Section 12.02(d) and Section 6.08.

     (b) The aggregate principal amount of Class A Certificates which may be authenticated and delivered hereunder is $42,646,534, and the aggregate principal amount of Class B Certificates which may be authenticated and delivered hereunder is $2,569,068, except for Certificates of such Class authenticated and delivered upon registration of transfer or in exchange for or in lieu of, other Certificates of such Class pursuant to Sections 2.04,
2.05 or 2.07 hereof. The Certificates shall be issuable only as registered Certificates without coupons in denominations of at least $250,000 and integral multiples of $100,000 (except that one Class A Certificate and one Class B Certificate may be issued in nonstandard denominations in excess of $250,000); provided, however, that, the foregoing shall not restrict or prevent the transfer in accordance with Sections 2.05 and 2.06 hereof of any Certificate with a remaining certificate balance of less than $250,000.

     SECTION  2.3.          FORMATION, EXECUTION, AUTHENTICATION, DELIVERY AND
DATING

     (a) By its conveyance of the Trust Estate to the Trustee as set forth in the Conveyance Clause hereof, the Transferor hereby establishes the Trust in exchange for the proceeds of the sale of the Class A Certificates and the Class B Certificates and all other rights of the Transferor set forth herein. On the Closing Date, Certificates shall be issued in accordance with the terms hereof by the Transferor on behalf of the Trust and, upon written order from the Transferor, the Trustee shall authenticate (i) the Class A Certificates with an aggregate Class A Certificate Balance equal to $42,646,534 and (ii) the Class B Certificates with an aggregate Class B Certificate Balance equal to $2,569,068.

     (b) The Certificates shall be executed on behalf of the Transferor by its President or one of its Vice Presidents under its corporate seal imprinted or otherwise reproduced thereon. The signature of these officers on the Certificates must be manual.

     (c) Certificates bearing the manual signatures of individuals who were at any time the proper officers of the Transferor shall bind the Transferor, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication or delivery of such Certificates or did not hold offices at the date of authentication or delivery of such Certificates.

     (d) Each Certificate shall bear on its face the Closing Date and be dated as of the date of its authentication.

     (e) No Certificate shall be entitled to any benefit under this Trust and Security Agreement or be valid or obligatory for any purpose, unless there appears on such Certificate a certificate of authentication substantially in the form provided for herein executed by the Trustee or by any Authenticating Agent by the manual signature of one of its authorized officers, and such certificate upon any Certificate shall be conclusive evidence, and the only evidence, that such Certificate has been duly authenticated and delivered hereunder.

     SECTION  2.4.          TEMPORARY  CERTIFICATES

     Pending the preparation of definitive Certificates, the Transferor may execute, and upon Transferor order, the Trustee shall authenticate and deliver, temporary Certificates which are printed, lithographed, typewritten, mimeographed or otherwise produced, in any denomination, containing the same terms and representing the same rights as the definitive Certificates in lieu of which they are issued.

     If temporary Certificates are issued, the Transferor will cause definitive Certificates to be prepared without unreasonable delay. After the preparation of definitive Certificates, the temporary Certificates shall be exchangeable for definitive Certificates upon surrender of the temporary
Certificates at the office or agency of the Transferor to be maintained as provided in Section 11.02(q) hereof, without charge to the Holder. Upon surrender for cancellation of any one or more temporary Certificates, the Transferor shall execute and the Trustee shall authenticate and deliver in exchange therefor one or more definitive Certificates of any authorized denominations and of a like initial aggregate principal amount, class and Stated Maturity or Expected Maturity. Until so exchanged, the temporary Certificates shall in all respects be entitled to the same benefits under this Trust and Security Agreement as definitive Certificates.

     SECTION  2.5.          REGISTRATION,  REGISTRATION  OF  TRANSFER  AND
                            EXCHANGE

     (a) The Transferor shall cause to be kept at an office or agency to be maintained by the Transferor in accordance with Section 11.02(q) hereof a register (the "Certificate Register"), in which, subject to such reasonable regulations as it may prescribe, the Transferor shall provide for the registration of Certificates and the registration of transfers of Certificates. Norwest Bank Minnesota, National Association, 6th Street and Marquette Avenue, Minneapolis, Minnesota 55479-0113, is hereby appointed
"Certificate Registrar" for the purpose of registering Certificates and transfers of Certificates as herein provided. The Trustee and MBIA shall have the right to examine the Certificate Register at all reasonable times and to rely conclusively upon a certificate of the Certificate Registrar as to the names and addresses of the Holders of the Certificates and the balance and numbers of such Certificates as held.

     (b) Upon surrender for registration of transfer of any Certificate at the office or agency of the Transferor to be maintained as provided in Section 11.02(q) hereof and subject to the conditions set forth in Section 2.06 hereof, the Transferor shall execute, and the Trustee or its agent shall authenticate and deliver, in the name of the designated transferee or transferees, one or more new Certificates of any authorized denominations, and of a like balance, Class and Stated Maturity or Expected Maturity.

     (c) At the option of the Holder, Certificates may be exchanged for other Certificates of any authorized denominations and of a like balance,
Class and Stated Maturity or Expected Maturity, upon surrender of the Certificates to be exchanged at such office or agency. Whenever any Certificates are so surrendered for exchange, the Transferor shall execute, and the Trustee or its agent shall authenticate and deliver, the Certificates which the Certificateholder making the exchange is entitled to receive.

     (d) All Certificates issued upon any registration of transfer or exchange of Certificates pursuant to this Trust and Security Agreement shall evidence the same interest and shall be entitled to the same benefits under this Trust and Security Agreement as the Certificates surrendered upon such registration of such transfer or exchange pursuant to this Trust and Security Agreement.

     Every Certificate presented or surrendered for registration of transfer or exchange shall be duly endorsed or be accompanied by a written instrument of transfer in form satisfactory to the Transferor and the Certificate Registrar duly executed, by the Holder thereof or his attorney duly authorized in writing.

     No service charge shall be made to a Holder for any registration of transfer or exchange of Certificates, but the Transferor may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection with any registration of transfer or exchange of Certificates, other than exchanges pursuant to Section 2.04 or 9.05 hereof not involving any registration of transfer.

     Notwithstanding anything else to the contrary contained herein, the interest in the Trust evidenced by the Certificates is not an obligation of the Transferor but is limited solely to the Trust Estate conveyed hereunder and, with respect to the Class A Certificates, the Certificate Insurance Policy.

     SECTION  2.6.        LIMITATION ON TRANSFER AND EXCHANGE

     (a) The Certificates have not been registered or qualified under the Securities Act of 1933, as amended (the "1933 Act") or the securities laws of any state. No transfer of any Certificate shall be made unless that transfer is made in a transaction which does not require registration or qualification under the 1933 Act or under applicable state securities or "Blue Sky" laws. In the event that a transfer is to be made without registration or qualification, such Certificateholder's prospective transferee (the "Prospective Holder") shall either (i) deliver to the Trustee an Investment Letter or (ii) deliver to the Trustee an opinion of counsel that the transfer is exempt from such registration or qualification (which opinion shall not be at the expense of the Transferor, the Trustee, the Servicer or the Trust Estate). Neither the Transferor nor the Trustee is obligated to register or qualify the Certificates under the 1933 Act or any other securities law. Any such Holder desiring to effect such transfer shall, and does hereby agree to, indemnify the Trustee, MBIA and the Transferor against any liability, cost or expense (including attorneys' fees) that may result if the transfer is not so exempt or is not made in accordance with such federal and state laws. The Trustee shall promptly, after receipt of such information as is provided by the Servicer, furnish to any Holder, or any Prospective Holder designated by a Holder, the information required to be delivered to Holders and Prospective
Holders of Certificates in connection with resales of the Certificates to permit compliance with Rule 144A of the 1933 Act in connection with such resales. Such information shall be provided to the Trustee by the Servicer.

     (b) No acquisition or transfer of a Certificate or any interest therein may be made to any "Benefit Plan Investor" (as defined in 29 C.F.R.
'2510.3-101) or to any person who is directly or indirectly purchasing such Certificates or an interest therein on behalf of, as named fiduciary of, as trustee of, or with assets of, such a Benefit Plan Investor unless the Trustee is provided with evidence that establishes to the satisfaction of the Trustee that (i) either no "prohibited transaction" under ERISA or the Code will occur in connection with such prospective acquiror's or transferee's acquisition and holding of the Certificates or that the acquisition and holding of the Certificates by such prospective acquiror or transferee is subject to a statutory or administrative exemption, and (ii) that the prospective acquiror's or transferee's acquisition and holding will not subject the Transferor, the Servicer or the Trustee to any obligation or liability (including obligations or liabilities under ERISA or Section 4975 of the Code) in addition to those explicitly undertaken in the Transaction Documents.

     (c) The Trustee shall have no liability to the Trust Estate or any Certificateholder arising from a transfer of any such Certificate in reliance upon a certification described in this Section 2.06.

     SECTION  2.7.     MUTILATED, DESTROYED, LOST OR STOLEN CERTIFICATE

     If (i) any mutilated Certificate is surrendered to the Certificate Registrar, or the Trustee receives evidence to its satisfaction of the destruction, loss or theft of any Certificate, and (ii) there is delivered to the Trustee and MBIA such security or indemnity (provided that an agreement of indemnity shall suffice from the initial Certificateholders) as may be required by the Trustee and MBIA to save the Transferor, the Trustee and MBIA or any agent of any of them harmless, then, in the absence of notice to the Transferor or the Certificate Registrar that such Certificate has been acquired by a bona fide purchaser, the Transferor shall execute and, upon its request, the Trustee shall authenticate and deliver, in exchange for or in lieu of any such mutilated, destroyed, lost or stolen Certificate, a new Certificate of the same tenor, initial principal balance, Class and Stated Maturity or Expected Maturity, bearing a number not contemporaneously outstanding. If after the delivery of such new Certificate, a bona fide purchaser of the original Certificate in lieu of which such new Certificate was issued presents for payment such original Certificate, MBIA, the Transferor and the Trustee shall be entitled to recover such new Certificate from the person to whom it was delivered or any person taking therefrom, except a bona fide purchaser, and shall be entitled to recover upon the security or indemnity provided therefor to the extent of any loss, damage, cost or expenses incurred by MBIA, the Transferor or the Trustee or any agent of any of them in connection therewith. If any such mutilated, destroyed, lost or stolen Certificate shall have become or shall be about to become due and payable, or shall have become subject to redemption in full, instead of issuing a new Certificate, the Transferor may pay such Certificate without surrender thereof, except that any mutilated Certificate shall be surrendered.

     No service charge shall be made to a Holder for any registration of transfer or exchange of Certificates, but the Transferor may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection with any registration of transfer or exchange of Certificates, other than exchanges pursuant to Section 2.04 hereof not
involving  any  registration  of  transfer.    Upon  the  issuance of any new
Certificate under this Section, the Transferor may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee) connected therewith.

     Every new Certificate issued pursuant to this Section 2.07, in lieu of any destroyed, lost or stolen Certificate, shall constitute an original additional contractual obligation of the Transferor, whether or not the destroyed, lost or stolen Certificate shall be at any time enforceable by anyone, and shall be entitled to all the benefits hereof equally and proportionately with any and all other Certificates duly issued hereunder.

     The provisions of this Section are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Certificates.

     SECTION 2.8. PAYMENT OF PRINCIPAL AND INTEREST; PRINCIPAL AND INTEREST RIGHTS PRESERVED


     (a) The Certificates shall bear interest on the Class A Certificate Balance or the Class B Certificate Balance thereof for each applicable Accrual Period at the related Certificate Interest Rate (calculated on the basis of a 360-day year consisting of 12 months of 30 days each) for such Certificates, until the last day of the Accrual Period preceding the Final Payment Date and (to the extent that the payment of such interest shall be legally enforceable) on any overdue installment of interest from the date such interest became due and payable (giving effect to any applicable grace periods provided herein) until fully paid. Interest shall be due and payable in arrears on each Payment Date, with each payment of interest calculated as described above on the Class A Certificate Balance or Class B Certificate Balance, as applicable, as of the close of business on the preceding Payment Date; provided that the payment of interest on the Class B Certificates is subordinate to the payment of interest on the Class A Certificates and to certain other payments in accordance with
Section 12.02(d). In making any such interest payment, if the interest calculation with respect to a Certificate shall result in a portion of such payment being less than $.01, then such payment shall be decreased to the nearest whole cent, and no subsequent adjustment shall be made in respect thereof.

     (b) The principal of each Certificate shall be payable in installments on each Payment Date ending no later than the Stated Maturity or Expected Maturity thereof unless such Certificate becomes due and payable at an earlier date by declaration of acceleration, call for redemption or otherwise. All reductions in the principal amount of a Certificate effected by payments of installments of principal made on any Payment Date shall be binding upon all future Holders of such Certificate and of any Certificate issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof, whether or not such payment is noted on such Certificate. Each installment of principal payable on the Class A Certificates shall be in an amount equal to the Class A Principal Distribution Amount and the Additional Principal Amount, if any, available to be paid in accordance with the priorities of Section 12.02(d) hereof. Each installment of principal payable on the Class B Certificates shall be in an amount equal to the Class B Principal Distribution Amount; provided that the payment of the Class B
Principal Distribution Amount shall be subordinate to the payments of principal and interest on the Class A Certificates and to certain other payments in accordance with Section 12.02(d) hereof. The principal payable on the Certificates of any Class shall be paid on each Payment Date beginning on the Initial Payment Date and ending on the Final Payment Date, and with respect to all of the Certificates of any Class, on a pro rata basis based upon the relative face amount of each Certificate of such Class; provided, however, that if as a result of such proration a portion of such principal would be less than $.01, then such payment shall be increased to the nearest whole cent, and such portion shall be deducted from the next succeeding principal payment.

     (c) The principal of and interest on the Certificates are payable by check mailed by first-class mail to the Person whose name appears as the Registered Holder of such Certificate on the Certificate Register at the address of such Person as it appears on the Certificate Register or by wire transfer in immediately available funds to the account specified in writing to the Trustee by such Registered Holder at least five Business Days prior to the Record Date for the Payment Date on which wire transfers will commence, in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts. Except as set forth in the final sentence of this Section 2.08(c), all payments on the Certificates shall be paid without any requirement of presentment. The Transferor shall notify MBIA, the Rating Agencies and the Person in whose name a Certificate is registered at the close of business on the Record Date next preceding the Payment Date on which the Transferor expects that the final installment of principal of such Certificate will be paid that the Transferor expects that such final installment will be paid on such Payment Date. Such notice shall be mailed no later than the tenth day prior to such Payment Date and shall specify the place where such Certificate may be surrendered. Funds representing any such checks returned undeliverable shall be held in accordance with Section 7.16 hereof. Each Certificateholder shall surrender its Certificate to the Trustee prior to payment of the final installment of principal of such Certificate.

     (d) Notwithstanding any of the foregoing provisions with respect to payments of principal of and interest on the Certificates, if the Certificates have become or been declared due and payable following an Event of Default and such acceleration of maturity and its consequences have not been rescinded and annulled, then payments of principal of and interest on such Certificates shall be made in accordance with Section 6.08 hereof.

     (e) Each Certificateholder, by acceptance of its Certificate, agrees that the Certificates shall not be obligations of the Transferor, the Servicer or any Affiliate thereof, but shall be payable solely from the Trust Estate. Each Holder of a Certificate, by acceptance of such Certificate, agrees that during the term of this Trust and Security Agreement and for one year and one day after the termination hereof or, with respect to the Class A Certificateholders only, until an MBIA Default or Termination has occurred, such Holder and any Affiliate thereof will not file any involuntary petition or otherwise institute any bankruptcy, reorganization, arrangement, insolvency or liquidation proceeding or other proceeding under any federal or state bankruptcy or similar law against the Transferor.

     SECTION  2.9.        PERSONS DEEMED OWNER

     Prior to due presentment for registration of transfer of any Certificate, the Transferor, MBIA, the Trustee and any agent of the Transferor, MBIA or the Trustee shall treat the Person in whose name any Certificate is registered as the owner of such Certificate for the purpose of receiving payments of principal of and interest on such Certificate and for all other purposes whatsoever, whether or not such Certificate be overdue, and neither the Transferor, MBIA, the Trustee nor any agent of the Transferor, MBIA or the Trustee shall be affected by notice to the contrary.

     SECTION  2.10.          CANCELLATION

     All Certificates surrendered to the Trustee for payment, registration of transfer or exchange (including Certificates surrendered to any Person other than the Trustee which shall be delivered to the Trustee) shall be promptly canceled by the Trustee. No Certificates shall be authenticated in lieu of or in exchange for any Certificates canceled as provided in this Section 2.10, except as expressly permitted by this Trust and Security Agreement. All canceled Certificates held by the Trustee shall be disposed of by the Trustee as is customary with its standard practice.

     SECTION  2.11.          TAX  TREATMENT

     The Transferor has structured this Agreement and the Certificates with the intention that (i) the Class A Certificates and Class B Certificates be treated as nonrecourse debt of the Transferor secured by the Trust Estate and
(ii) the Trust be disregarded as an entity separate from the Transferor; provided that if and to the extent any Class of Certificates is determined not to constitute debt by an applicable taxing authority, the Transferor and the Certificateholders further intend that the Trust formed hereby be treated as a partnership, with the assets of the partnership including all of the assets comprising the Trust Estate and the partners of the partnership being the
Certificateholders of such Class and the Transferor. The Transferor, the Trustee, the Servicer, MBIA and each Certificateholder, by acceptance of its Certificate (and any Person that is a beneficial owner of any interest in a Certificate, by virtue of such Person's acquisition of a beneficial interest therein) agree to report the transactions contemplated hereby in accordance with such stated intentions unless and until determined to the contrary by an applicable taxing authority. In connection therewith the Transferor shall, and shall be authorized to the extent necessary to (i) be designated as the "tax matters partner" of the Trust, (ii) maintain capital accounts and make partnership allocations in accordance with section 704 of the Code and (iii) file Form 8832 with the Internal Revenue Service and make the election provided for to have the Trust be classified as a partnership for federal income tax purposes.

                                 ARTICLE III
                           [intentionally deleted]

                                  ARTICLE IV
                 ISSUANCE OF CERTIFICATES; SUBSTITUTIONS OF


     SECTION  4.1.     CONDITIONS TO ISSUANCE OF CERTIFICATES

     The Certificates to be issued on the Closing Date shall be executed by the Transferor and delivered to the Trustee for authentication, and thereupon, the same shall be authenticated and delivered by the Trustee upon Transferor order and upon receipt by the Trustee of the following:

     (a) the Loan Acquisition Agreement with the related loan schedule attached thereto, the Purchase Agreement with the related loan schedule attached thereto, the Servicing Agreement and the Loan Schedule attached hereto as Schedule I;

     (b) the original manually executed counterpart of each Loan Contract and each original Certificate of Title or the Application for Certificate of Title;

     (c) a board resolution of each of the Transferor, the Servicer and the Company authorizing, as applicable, the execution, delivery and performance of the Transaction Documents and the transactions contemplated hereby and by the other Transaction Documents, certified by the Secretary or an Assistant Secretary of the Transferor, the Servicer or the Company, as applicable;

     (d) a copy of an officially certified document, dated not more than 30 days prior to the Closing Date, evidencing the due organization and good standing of each of the Transferor, the Servicer and the Company in their respective States of incorporation;

     (e) copies of the Certificate of Incorporation and By-Laws of each of the Transferor, the Servicer and the Company, certified by the Secretary or an Assistant Secretary of the Transferor, the Servicer and the Company, as applicable;

     (f) evidence of filing with the Secretary of State of the State (and with the relevant county, if required by the applicable state law) of the Company's chief executive office of UCC-1 financing statements executed by the Company, as debtor, and naming the Transferor as secured party, the Loan Assets as collateral and the Trustee as assignee; and evidence of filing with the Secretary of State of the State (and with the relevant county, if required by the applicable state law) of the Transferor's chief executive office of UCC-1 financing statements executed by the Transferor, as debtor, and naming the Trustee for the benefit of the Certificateholders and MBIA as secured party, and the Trust Estate as collateral;

     (g) a certificate listing the Servicing Officers of the Servicer as of the Closing Date;

     (h) the Certificate Insurance Policy for the Class A Certificates and the Insurance Agreement;

     (i) evidence of the deposit by the Transferor into the Collection Account of any amounts paid on the Loan Contracts since the Cut-Off Date; and

     (j) such other documents as the Trustee or MBIA may reasonably require.

     By the delivery of the Certificate Insurance Policy by MBIA, the Trustee may assume that MBIA has received any documentation required to be delivered to it pursuant to this Section 4.01 if MBIA has not notified the Trustee otherwise by 11:00 a.m. New York time on the Closing Date.

     SECTION  4.2.     SECURITY FOR CERTIFICATES

     (a) The Transferor and the Company shall file UCC-1 financing statements described in Section 4.01(f) hereof. From time to time, the Servicer shall take or cause to be taken such actions and execute such documents as are necessary to perfect and protect the Trustee's and MBIA's respective interests in the Loan Contracts and the security interests in the related Vehicles against all other Persons, including, without limitation, the filing of financing statements, amendments thereto and continuation statements, the execution of transfer instruments and the making of notations on or taking possession of all records or documents of title. If the original Certificate of Title is not available on the Cut-Off Date or any Acquisition Date, the Company shall deliver the Application for Certificate of Title to the Trustee on such Cut-Off Date or Acquisition Date; provided, however, that the Company shall deliver to the Trustee the original Certificate of Title relating to each Vehicle within 120 days of the delivery of the Application for Certificate of Title; provided further, however that the Company shall have 150 days from the Closing Date or Acquisition Date, as applicable, to deliver the original Certificate of Title for Vehicles registered in North Carolina, South Carolina, Georgia, Mississippi, Texas, Nevada and Wisconsin.

     (b) If any change in either the Company's or the Transferor's name, identity, structure or the location of its principal place of business or chief executive office occurs, then the Transferor shall, or the Transferor shall cause the Company, to deliver 30 days prior written notice of such change or relocation to the Servicer, MBIA and the Trustee and no later than the effective date of such change or relocation, the Servicer shall file such amendments or statements as may be required to preserve and protect the Trustee's and MBIA's respective interests in the Trust Estate.

     (c) During the term of this Trust and Security Agreement, the Transferor will maintain its chief executive office and principal place of business in one of the States of the United States.

     (d) The Servicer agrees to pay all reasonable costs and disbursements in connection with the perfection and the maintenance of perfection, as against all third parties, of the Trustee's and MBIA's respective right, title and interest in and to the Trust Estate.

     SECTION  4.3.         SUBSTITUTIONS AND REMOVALS OF LOAN CONTRACTS

     (a) If at any time the Transferor, MBIA, the Certificateholders or the Trustee obtains knowledge (within the meaning of 7.01(e) hereof), discovers or is notified by the Servicer that any of the representations and warranties of the Company in the Loan Acquisition Agreement were incorrect at the time as of which such representations and warranties were made, then the Person discovering such defect, omission, or circumstance shall promptly notify MBIA, the Certificateholders and the other parties to this Trust and Security Agreement.

     (b) In the event that any representation or warranty of the Company in the Loan Acquisition Agreement is incorrect and materially and adversely affects the interests of MBIA or the Holders of the Certificates, or if any breach of any of the representations and warranties set forth in Sections 3.01(a)(ii), 3.01(a)(v), 3.01(a)(vii) or 3.01(a)(xvi) of the Loan Acquisition Agreement, the Transferor shall require the Company pursuant to the Loan Acquisition Agreement to eliminate or otherwise cure the circumstance or condition which has caused such representation or warranty to be incorrect within 30 days of discovery or notice thereof. If the Company fails or the Company or the Back-up Servicer is unable to cure such circumstance or condition in accordance with the Loan Acquisition Agreement, or if the original Certificate of Title is not delivered to the Trustee within the time period specified in Section 4.02(a) hereof, then the Transferor shall require the Company to substitute or purchase pursuant to the Loan Acquisition Agreement for any Loan Asset as to which such representation or warranty is incorrect or any Loan Contract as to which the original Certificate of Title has not been delivered to the Trustee within the time specified in Section
3.03 of the Loan Acquisition Agreement. The proceeds of a purchase shall be remitted by the Transferor to the Servicer for deposit by the Servicer in the Collection Account pursuant to Section 3.03 of the Servicing Agreement.

     (c) If the Transferor fails to enforce the purchase or substitution obligation of the Company under the Loan Acquisition Agreement, the Trustee is hereby appointed attorney-in-fact to act on behalf of and in the name of the Transferor to require such purchase or substitution.

     (d) With respect to (i) any Loan Contract to be prepaid, (ii) any Loan Contract that becomes a Defaulted Loan Contract or (iii) any Loan Contract that becomes a Delinquent Loan Contract, the Transferor shall be entitled to remove such Loan Contract from the Trust Estate and (A) deposit the Purchase Price for such Loan Contract and/or (B) deliver a Substitute Loan Contract meeting the same requirements as those specified in Section 3.04 of the Loan Acquisition Agreement for substitutions and purchases by the Company upon breaches of a representation or warranty by the Company thereunder; provided, however, that the cumulative amount of prepaid Loan Contracts, Delinquent Loan Contracts and Defaulted Loan Contracts which are substituted and/or purchased by the Transferor shall not exceed 10% of the Initial Aggregate Loan Balance, (ii) the weighted average remaining term to maturity of the Loan Contracts immediately after such substitution does not vary by more than 1.5 months shorter or longer from the weighted average remaining term to maturity immediately prior to such substitution and (iii) each such Substitute Loan Contract has a final Scheduled Payment on or before the Calculation Date immediately preceding the date that is six months prior to the Stated Maturity.

     (e) With respect to a Substitute Loan Contract, on the applicable Acquisition Date the Transferor shall provide each of the following items to the Persons identified below:

     (i) to the Trustee and MBIA, an Amendment to the Loan Acquisition Agreement for Substitute Loan Contracts and an Amended Loan Schedule providing with respect to the Substitute Loan Contracts the information required to supplement the Loan Schedule;

     (ii) to the Trustee, the original manually executed counterpart of the Loan Contract relating to such Substitute Loan Contract and the original Certificate of Title or Application for Certificate of Title relating to the Vehicle securing such Substitute Loan Contract; and

     (iii)          to  the  Servicer,  the  Loan  Contract  File.

     SECTION  4.4.          RELEASES

     (a) The Transferor shall be entitled to obtain a release and reconveyance from the Trustee for any Loan Contract and the related Vehicle at any time (i) after a payment by the Company or the Transferor of the Purchase Price of the Loan Contract, (ii) after a Substitute Loan Contract is substituted for such Loan Contract and the Purchase Price, if any, is paid,
(iii) after liquidation of the Loan Contract in accordance with Section 3.01(b) of the Servicing Agreement and the deposit of all Recoveries thereon in the Collection Account, or (iv) upon the termination of a Loan Contract (due to among other causes, prepayment in full of the Loan Contract and sale or other disposition of the related Vehicle), if the Transferor delivers to the Trustee and MBIA an Officer's Certificate (A) identifying the Loan Contract and Vehicle to be released, (B) requesting the release thereof, (C) setting forth the amount deposited in the Collection Account with respect thereto, and (D) certifying that the amount deposited in the Collection Account (x) equals the Purchase Price of the Loan Contract, in the event a Loan Contract and the related Vehicle are being removed from the Trust Estate pursuant to (i) or (ii) above or (y) equals the entire amount of Recoveries received with respect to such Loan Contract and related Vehicle in the event of a release pursuant to (iii) or (iv) above.

     (b) Upon satisfaction of the conditions specified in subsection (a) hereof, the Trustee shall release from this Trust and Security Agreement, reconvey and deliver to or upon the order of the Transferor (or to or upon the order of the Company if it has satisfied its obligations under Section 4.03 hereof and 3.04 of the Loan Acquisition Agreement with respect to a Loan Contract), the Loan Contract, the Certificate of Title and/or the Application for Certificate of Title and all interests in the Vehicle described in the Transferor's request for release and reconveyance.

     SECTION  4.5.          TRUST  ESTATE

     The Trustee may, and when required by the provisions of Articles Four, Five, Six, Ten and Twelve hereof shall, execute instruments to release property from the lien of this Trust and Security Agreement, or convey the Trustee's interest in the same, in a manner and under circumstances which are not inconsistent with the provisions hereof. No party relying upon an instrument executed by the Trustee as provided in this Article Four shall be bound to ascertain the Trustee's authority, inquire into the satisfaction of any conditions precedent or see to the application of any monies.

     SECTION  4.6.     NATURE OF TRANSFER

     To the extent that the transfer of the Trust Estate from the Transferor to the Trustee is deemed to be a secured financing, the Transferor shall be deemed hereunder to have granted to the Trustee, and the Transferor does hereby grant to the Trustee, a security interest in all of the Transferor's right, title and interest in, to and under the Trust Estate, whether now owned or hereafter acquired. For purposes of such grant, this Agreement shall constitute  a  security  agreement  under  applicable  law.

                                  ARTICLE V
                       SATISFACTION AND DISCHARGE

     SECTION  5.1.          SATISFACTION  AND  DISCHARGE OF TRUST AND SECURITY
AGREEMENT

     (a) Following payment in full of (i) all of the Certificates, (ii) the fees and charges of the Trustee, (iii) all other obligations of the Transferor under this Trust and Security Agreement and (iv) all amounts owing to MBIA under the Insurance Agreement, and the release by the Trustee of the Trust Estate in accordance with Section 5.01(b) hereof, the Trust and Security Agreement shall be discharged and the Trustee shall notify the Rating Agencies thereof.

     (b) Upon payment in full of the amounts referred to in clauses (i) through (iv) of Section 5.01(a) hereof, the Transferor may submit to the Trustee an Officer's Certificate requesting the release and conveyance to the Transferor or its designee of a stated amount of the funds on deposit in the Collection Account and some or all of the other Trust Estate (collectively, the "Withdrawn Collateral"), accompanied by an Opinion of Counsel reasonably acceptable to MBIA or, if an MBIA Default or Termination has occurred and is continuing, acceptable to the Controlling Holders, to the effect that, after the release of the Withdrawn Collateral, there will remain an amount in the Collection Account or otherwise subject to this Agreement at least equal to the payments of interest due on the Outstanding Certificates and the Class A Principal Distribution Amounts and Class B Principal Distribution Amounts that are subject to recapture as preferential transfers pursuant to Section 547 of the Bankruptcy Code or, alternatively, to the effect that no such payments are subject to recapture. In rendering such Opinion of Counsel, such counsel may rely as to factual matters, including, without limitation, the date on which funds were received and the source of funds, upon an Officer's Certificate. Promptly after receipt of such Officer's Certificate, Opinion of Counsel and authorization to release from MBIA, the Trustee shall release and convey its interest in the Withdrawn Collateral and deliver the Withdrawn Collateral to the Transferor or its designee. The Transferor shall be entitled to deliver more than one such Officer's Certificate and Opinion of Counsel until the entire Trust Estate is released, conveyed and delivered to the Transferor or its designee. Notwithstanding the foregoing, MBIA or, if an MBIA Default or Termination has occurred and is continuing, the Controlling Holders, may waive the requirement that the Transferor deliver such Officer's Certificate and/or Opinion of Counsel and authorize the Trustee by written direction to release and convey all or a portion of the Collection Account or other items of the Trust Estate upon payment in full of the amounts referred to in clauses (i) through (iv) of Section 5.01(a) hereof. Notwithstanding termination of this Agreement, the Trustee shall remain obligated to make claims under the Certificate Insurance Policy with respect to any Preference Claim.

     (c) In connection with the discharge of this Trust and Security Agreement and the release and conveyance of the Trust Estate, the Trustee shall release and from the lien hereof and otherwise convey and deliver to or upon the order of the Transferor all property remaining in the Trust Estate and shall execute and file, at the expense of the Transferor, UCC financing statements (which shall be prepared by the Servicer) evidencing such discharge, conveyance and release.

     SECTION  5.2.      APPLICATION OF TRUST MONEY

     Subject to the last paragraph of Section 7.16 hereof, all monies deposited with the Trustee pursuant to Section 5.01 hereof shall be held in trust and if invested, shall be invested in Eligible Investments of the type described in clause (f) of the definition thereof, and applied by the Trustee, in accordance with the provisions of the Certificates and this Trust and Security Agreement, to the payment, either directly or through any Paying Agent as the Trustee may determine, to the Persons entitled thereto, of the principal and interest for whose payment such money has been deposited with the Trustee; but such money need not be segregated from other funds except to the extent required herein or to the extent required by law.

                                  ARTICLE VI
                          DEFAULTS AND REMEDIES

     SECTION  6.1.       EVENTS OF DEFAULT

     "Event of Default" wherever used herein means any one of the following events:

     (a) default in the payment of any interest or any other amounts due and owing to the Class A Certificateholders when the same becomes due and payable, and if there are no Class A Certificates Outstanding, default in the payment of any interest upon any Class B Certificates when the same becomes due and payable; or

     (b) default in the payment of any principal of any Class A Certificate when the same becomes due and payable, and if there are no Class A Certificates Outstanding, default in the payment of any principal upon any Class B Certificates when the same becomes due and payable; or

     (c) default in the performance of any covenant of the Transferor or breach of any representation or warranty of the Transferor in this Trust and Security Agreement, the Loan Acquisition Agreement, the Insurance Agreement, the Purchase Agreement or the Servicing Agreement (other than a covenant or warranty default in the performance of which or breach of which is elsewhere in this Section specifically dealt with), which default or breach has a material adverse effect on MBIA or the Certificateholders and continuance of such default or breach for a period of 30 days after the Transferor has actual knowledge thereof;

     (d) the entry of a decree or order for relief by a court having jurisdiction in the premises in respect of the Transferor under the United States Bankruptcy Code or any other applicable Federal or state bankruptcy, insolvency, reorganization, liquidation or other similar law now or hereafter in effect or any arrangement with creditors or appointing a receiver, liquidator, assignee, trustee, or sequestrator (or other similar official) for the Transferor or for any substantial part of its property, or ordering the winding up or liquidation of the Transferor's affairs, and the continuance of any such decree or order unstayed and in effect for a period of 60 consecutive days; or

     (e) the institution by the Transferor of proceedings to be adjudicated a bankrupt or insolvent, or the consent by the Transferor to the institution of bankruptcy or insolvency proceedings against the Transferor, or the filing by the Transferor of a petition or answer or consent seeking reorganization or relief under the United States Bankruptcy Code or any other applicable Federal or state bankruptcy insolvency, reorganization, liquidation or other similar law now or hereafter in effect, or the consent by the Transferor to the filing of any such petition or to the appointment of or taking possession by a receiver, liquidator, assignee, custodian, trustee or sequestrator (or other similar official) of the Transferor or of any substantial part of the Transferor's property, or the making by the Transferor of any assignment for the benefit of creditors, or the admission by it in writing of its inability, or the failure by it generally, to pay its debts as they become due, or the taking of corporate action by the Transferor in furtherance of any such action.

     SECTION  6.2.          ACCELERATION  OF  MATURITY;  RESCISSION  AND
ANNULMENT

     If an Event of Default with respect to any of the Certificates at the time Outstanding occurs and is continuing, then, and in every such case, the Trustee shall, at the direction of MBIA, or if there is an MBIA Default or Termination continuing, the Trustee shall, at the direction of the Controlling Holders, declare the principal of all the Certificates to be immediately due and payable, by notice given in writing to the Transferor (and to the Trustee if given by Certificateholders); provided that, MBIA shall not declare the Class A Certificate Balance of all of the Class A Certificates immediately due and payable unless the Certificate Insurance Policy provides coverage for any shortfall in the payment of accelerated principal and any interest due on the Class A Certificates on the date established for redemption thereof pursuant to such acceleration, and upon any such declaration, such principal shall become immediately due and payable without any presentment, demand, protest or other notice of any kind (except such notices as shall be expressly required by the provisions of this Trust and Security Agreement), all of which are hereby expressly waived.

     At any time after such a declaration of acceleration has been made, but before any Sale of the Trust Estate has been made or a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter in this Article provided, MBIA, or if an MBIA Default or Termination has occurred, the Controlling Holders, by written notice to the Transferor and the Trustee, may rescind and annul such declaration and its consequences (except that in the case of a payment default on the Class A Certificates, or if no Class A Certificates are Outstanding, the Class B Certificates, the consent of all the Holders of such Class shall be required to rescind and annul such a declaration and its consequences) if:

     (1) the Transferor has paid or deposited with the Trustee a sum sufficient to pay

     (A) all overdue installments of interest on all Class A Certificates, or if no Class A Certificates are Outstanding, the Class B Certificates;

     (B) the principal of any Class A Certificates, or if no Class A Certificates are Outstanding, the Class B Certificates which have become due otherwise than by such declaration of acceleration and interest thereon at the rate borne by such Certificates from the time such principal first became due until the date when paid;

     (C) all sums paid or advanced, together with interest thereon, by the Trustee, MBIA or any Certificateholder hereunder or by MBIA under the Insurance Agreement or any Certificate Insurance Policy, and the reasonable compensation, expenses, disbursements and advances of the Trustee, MBIA and the Certificateholders, their agents and counsel incurred in connection with the enforcement of this Trust and Security Agreement and any other amounts due and owing by the Transferor to the Certificateholders to the date of such payment or deposit; and

(2) all Events of Default, other than the nonpayment of the principal on the Class A Certificates, or if no Class A Certificates are Outstanding, the Class B Certificates which have become due solely by such declaration of acceleration, have been cured or waived as provided in Section 6.15 hereof.

No such rescission shall affect any subsequent default or impair any right consequent thereon.

     SECTION  6.3.     COLLECTION OF INDEBTEDNESS AND SUITS FOR ENFORCEMENT BY
TRUSTEE

     The Transferor covenants that if an Event of Default shall occur and be continuing and any of the Certificates have been declared due and payable and such declaration has not been rescinded and annulled, the Transferor will, upon demand of the Trustee and at the direction of MBIA, or if an MBIA Default or Termination has occurred at the direction of the Controlling Holders, pay to the Trustee, for the benefit of the Holders of the Certificates and MBIA, the whole amount then due and payable on the Certificates for principal and interest, with interest upon the overdue principal at the rate borne by the Certificates and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, MBIA, the Certificateholders, their respective agents and counsel.

     If the Transferor fails to pay such amount forthwith upon such demand, the Trustee, in its own name and as Trustee of an express trust shall, at the direction of MBIA, and if an MBIA Default or Termination has occurred and is continuing the Trustee may, and shall, at the direction of the Controlling Holders, institute Proceedings for the collection of the sums so due and unpaid, and prosecute such Proceeding to judgment or final decree, and enforce the same against the Transferor and collect the monies adjudged or decreed to be payable in the manner provided by law out of the property of the Transferor, wherever situated.

     If an Event of Default occurs and is continuing, the Trustee shall, at the direction of MBIA, and if an MBIA Default or Termination has occurred and is continuing the Trustee may in its discretion proceed, and shall at the direction of the Controlling Holders proceed, to protect and enforce its rights and the rights of MBIA by such appropriate Proceedings as the Trustee, at the direction of MBIA, or if an MBIA Default or Termination has occurred and is continuing, at its discretion shall deem most effectual to protect and enforce any such rights, whether for the specific enforcement of any covenant or agreement in this Trust and Security Agreement or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

     SECTION  6.4.          REMEDIES

     If an Event of Default shall have occurred and be continuing, the Trustee shall, at the direction of MBIA, and if an MBIA Default or Termination has occurred and is continuing, the Trustee may, and shall, at the direction of the Controlling Holders, do one or more of the following:

     (a) institute Proceedings for the collection of all amounts then due and payable on the Certificates or under this Trust and Security Agreement, whether by declaration or otherwise, enforce any judgment obtained, and collect from the Transferor the monies adjudged due;

     (b) take possession of and sell the Trust Estate securing the Certificates or any portion thereof or rights or interest therein, at one or more Sales called and conducted in any manner permitted by law;

     (c) institute any Proceedings from time to time for the complete or partial foreclosure of the lien created by this Trust and Security Agreement with respect to the Trust Estate securing the Certificates;

     (d) during the continuance of a default under a Loan Contract, exercise any of the rights of the lender under such Loan Contract;

     (e) exercise any remedies of a secured party under the Uniform Commercial Code or any applicable law and take any other appropriate action to protect and enforce the rights and remedies of the Trustee, MBIA and the Holders of the Certificates hereunder; and

     (f) institute proceedings against MBIA for the collection of any amounts then due and payable under the Certificate Insurance Policy with respect to which a proper claim has been made on the Certificate Insurance Policy in accordance with the terms thereof, whether by declaration or otherwise, enforce any judgment obtained, and collect from MBIA the monies adjudged due;

provided, however, that without the consent of MBIA, or if an MBIA Default or Termination has occurred and is continuing, all the Controlling Holders, the Trustee may not sell or otherwise liquidate any portion of the Trust Estate unless the proceeds of such Sale or liquidation distributable to the Certificateholders are sufficient to discharge in full the amounts then due and unpaid upon the Certificates of such Controlling Holders for principal and interest together with any amounts owed to MBIA under the Insurance Agreement.

     SECTION  6.5.      OPTIONAL PRESERVATION OF TRUST ESTATE

     If (i) an Event of Default shall have occurred and be continuing with respect to the Certificates and (ii) no Certificates have been declared due and payable, or such declaration and its consequences have been annulled and rescinded, the Trustee shall, at the direction of MBIA, or if an MBIA Default or Termination has occurred and is continuing, the Trustee may in its sole discretion if it determines it to be in the best interests of the Controlling Holders and shall, upon request from the Controlling Holders elect, by giving written notice of such election to the Transferor, to take possession of and retain the Trust Estate securing the Certificates intact, collect or cause the collection of the proceeds thereof and make and apply all payments and deposits and maintain all accounts in respect of such Certificates in accordance with the provisions of Article Twelve of this Trust and Security Agreement. If the Trustee is unable to or is stayed from giving such notice to the Transferor for any reason whatsoever, such election shall be effective as of the time of such determination or request, as the case may be, notwithstanding any failure to give such notice, and the Trustee shall give such notice upon the removal or cure of such inability or stay (but shall have no obligation to effect such removal or cure). Any such election may be rescinded with respect to any portion of the Trust Estate securing the Certificates remaining at the time of such rescission by written notice to the Trustee and the Transferor from MBIA or, if an MBIA Default or Termination has occurred and is continuing, from the Controlling Holders.

     SECTION  6.6.          TRUSTEE  MAY FILE PROOFS OF CLAIM

     In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial Proceeding relating to the Transferor or any other obligor upon any of the Certificates or the property of the Transferor or of such other obligor or their creditors, the Trustee (irrespective of whether the principal of any of the Certificates shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the Trustee shall have made any demand on the Transferor for the payment of overdue principal or interest) shall be entitled and empowered, to intervene in such proceeding or otherwise,

     (a) to file and prove a claim for the whole amount of principal and interest owing and unpaid in respect of the Certificates issued hereunder and to file such other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel and any other amounts due the Trustee under Section
7.07 hereof and any other amounts due and owing to the Certificateholders) and of MBIA and the Certificateholders allowed in such judicial Proceeding, and

     (b) to collect and receive any monies or other property payable or deliverable on any such claims and to distribute the same,

     and any receiver, assignee, trustee, liquidator, or sequestrator (or other similar official) in any such judicial Proceeding is hereby authorized by MBIA and each Certificateholder to make such payments to the Trustee, and in the event that the Trustee shall consent to the making of such payments directly to MBIA or the Certificateholders, to pay to the Trustee any amount due to it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under Section 7.07 hereof.

     Nothing contained in this Trust and Security Agreement shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of MBIA or any Certificateholder any plan of reorganization, arrangement, adjustment or composition affecting MBIA or any of the Certificates or the rights of any Holder thereof, or to authorize the Trustee to vote in respect of the claim of MBIA or any Certificateholder in any such Proceeding.


SECTION  6.7.          TRUSTEE  MAY  ENFORCE  CLAIMS  WITHOUT  POSSESSION  OF
CERTIFICATES

     (a) In all Proceedings brought by the Trustee (and also any Proceedings involving the interpretation of any provision of this Trust and Security Agreement to which the Trustee shall be a party), the Trustee shall be held to represent all of the Certificateholders, and it shall not be necessary to make any Certificateholder a party to any such Proceedings.

     (b) All rights of actions and claims under this Trust and Security Agreement or any of the Certificates may be prosecuted and enforced by the Trustee without the possession of any of the Certificates or the production thereof in any Proceeding relating thereto, and any such Proceedings instituted by the Trustee shall be brought in its own name as Trustee of an express trust, and any recovery whether by judgment, settlement or otherwise shall, after provision for the payment of the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, be for MBIA and the ratable benefit of the Holders of the Certificates.

     SECTION  6.8.          APPLICATION  OF  MONEY  COLLECTED

APPLICATION  OF  MONEY  COLLECTED.

     If the Certificates have been declared due and payable following an Event of Default and such declaration has not been rescinded or annulled, any money collected by the Trustee with respect to the Certificates pursuant to this Article Six or otherwise and any other money that may be held thereafter by the Trustee as security for the Certificates shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money on account of principal or interest, upon presentation of the Certificates and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid; provided that proceeds of a claim under the Certificate Insurance Policy will be used only to pay interest and principal on the Class A Certificates in the manner set forth in clauses Fifth and Sixth below:

     FIRST:              To the payment to the Trustee of the Trustee Fee then
due, and any costs and expenses incurred by it in connection with enforcing the remedies provided for in this Article Six;

     SECOND:          To  the  payment  to the Back-up Servicer of the Back-up
Servicer  Fee  then  due;

 THIRD:          If  Monaco  is  no longer the Servicer, to the payment to the
Servicer  of  the  Servicer Fee and other amounts due the Servicer pursuant to
Section  12.02(d)(i)  hereof;

     FOURTH:        To the payment of the amounts then due and unpaid upon the
Class A Certificates for interest, with interest (to the extent payment thereof is legally enforceable at the respective rate or rates prescribed therefor in the Class A Certificates) on overdue principal and interest;

     FIFTH:       To the payment to MBIA of the MBIA Premium then due provided that no MBIA Default or Termination shall be continuing and to the payment to MBIA of any amounts previously paid by MBIA under the Certificate Insurance Policy with respect to interest on the Class A Certificates and not hereto fore repaid (without interest thereon);

     SIXTH:         To the payment of the amounts then due and unpaid upon the
Class B Certificates for interest, with interest (to the extent such interest has been collected by the Trustee or a sum sufficient therefor has been so collected and payment thereof is legally enforceable at the respective rate or rates prescribed therefor in the Class B Certificates) on overdue interest;

     SEVENTH:          To  the  payments  of the remaining Class A Certificate
Balance, without preference or priority of any kind among such Class A Certificateholders;
EIGHTH:          To the payment to MBIA of any amounts previously paid by MBIA under the Certificate Insurance Policy and not theretofore repaid, together with interest thereon and any other amounts due under the Insurance Agreement;

     NINTH:     If the Company is the Servicer, to the payment to the Servicer of the Servicer Fee and other amounts due the Servicer pursuant to Section 12.02(d) hereof;

     TENTH:        To reimburse MBIA and the Certificateholders, pro rata, for any costs or expenses incurred in connection with any enforcement action with respect to this Trust and Security Agreement or the Certificates, or any other amounts due and owing to the Certificateholders;

     ELEVENTH:     To the payment to the Trustee and the Back-up Servicer, any other amounts due to the Trustee or the Back-up Servicer as expressly provided herein and in the Servicing Agreement;

       TWELFTH:        To the payment to the Servicer of any other amounts due
the  Servicer  as  expressly  provided  herein and in the Servicing Agreement;

     THIRTEENTH:      To the payment of the then remaining Class B Certificate
Balance, without preference or priority of any kind among Class B Certificateholders;

     FOURTEENTH:          To  the  payment of any surplus to or at the written
direction  of  the  Transferor  or  any other person legally entitled thereto.

     SECTION  6.9.          LIMITATION ON SUITS

     No Holder of any Certificate shall have any right to institute any Proceeding, judicial or otherwise, with respect to this Trust and Security Agreement, or for the appointment of a receiver or trustee, or for any other remedy hereunder for so long as an MBIA Default or Termination has not occurred, and if an MBIA Default or Termination has occurred and is continuing, unless

     (a) such Holder has previously given written notice to the Trustee of a continuing Event of Default;

     (b) the Controlling Holders shall have made written request to the Trustee to institute Proceedings in respect of such Event of Default in its own name as Trustee hereunder;

     (c) such Holder or Holders have offered to the Trustee reasonable indemnity against the costs, expenses and liabilities to be incurred in compliance with such request;

     (d) the Trustee for 60 days after its receipt of such notice, request and offer of security or indemnity has failed to institute any such Proceedings; and

     (e) no direction inconsistent with such written request has been given to the Trustee during such 60 day period by the Controlling Holders; it being understood and intended that no one or more Holders of Certificates shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Trust and Security Agreement to affect, disturb or prejudice the rights of any other Holders of Certificates, or to obtain or to seek to obtain priority or preference over any other Holders or to enforce any right under this Trust and Security Agreement, except in the manner herein provided and for the equal and ratable benefit of all the Holders of Certificates.

     SECTION 6.10. UNCONDITIONAL RIGHT OF CERTIFICATEHOLDERS TO RECEIVE PRINCIPAL AND INTEREST

     Notwithstanding any other provision in this Trust and Security Agreement, the Holder of any Certificate shall have the right, which is absolute and unconditional, to receive payment of the principal and interest on such Certificate as such principal and interest becomes due and payable and to institute any Proceeding for the enforcement of any such payment, and such right shall not be impaired without the consent of such Holder.

     SECTION  6.11.       RESTORATION OF RIGHTS AND REMEDIES

     If the Trustee, MBIA or any Certificateholder has instituted any Proceeding to enforce any right or remedy under this Trust and Security Agreement and such Proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee, MBIA or to such Certificateholder, then, and in every case, the Transferor, the Trustee, MBIA and the Certificateholders shall, subject to any determination in such Proceeding, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the Trustee, MBIA and the Certificateholders shall continue as though no such Proceeding had been instituted.

     SECTION 6.12.     RIGHTS AND REMEDIES CUMULATIVE

     Except as otherwise provided with respect to the replacement or payment of mutilated, destroyed, lost or stolen Certificates in the last paragraph of
Section 2.07 hereof, no right or remedy herein conferred upon or reserved to the Trustee, MBIA or to the Certificateholders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

     SECTION  6.13.      DELAY OR OMISSION; NOT WAIVER

     No delay or omission of the Trustee, MBIA or of any Holder of any Certificate to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or any acquiescence therein. Every right and remedy given by this Article Six or by law to the Trustee, MBIA or to the Certificateholders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee, MBIA or by the Certificateholders, as the case may be, subject in each case, however, to the right of MBIA to control any such right and remedy except as provided in Section 13.13 hereof.

     SECTION 6.14.     CONTROL BY CERTIFICATEHOLDERS

     MBIA or, if an MBIA Default or Termination has occurred and is continuing, the Controlling Holders shall have the right to direct the time, method and place of conducting any Proceeding for any remedy available to the Trustee or exercising any trust or power conferred on the Trustee; provided that:

     (a) such direction shall not be in conflict with any rule of law or with this Trust and Security Agreement including, without limitation, any provision hereof which expressly provides for approval by a greater percentage of Certificate Balance of Certificates;

     (b) any direction to the Trustee by the Certificateholders of a Class to undertake a private sale of the Trust Estate shall be by the Holders of all Outstanding Certificates of such Class, unless the condition set forth in
Section  6.18(b)(ii)  hereof  is  met;

     (c) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction; provided, however, that, subject to Section 7.01 hereof, the Trustee need not take any action which a Responsible Officer or Officers of the Trustee in good faith determines might involve it in personal liability or be unjustly prejudicial to the Holders not directing or consenting to such action; and

     (d) the Trustee has been furnished reasonable indemnity against costs, expenses and liabilities which it might incur in connection therewith as provided in Section 7.01(f) hereof.

     SECTION  6.15.          WAIVER  OF  CERTAIN  EVENTS  BY  LESS  THAN  ALL
CERTIFICATEHOLDERS

     MBIA, or if an MBIA Default or Termination has occurred and is continuing, the Controlling Holders may on behalf of the Holders of all the Certificates waive any past Default or Trigger Event hereunder and its consequences, except:

     (a) a Default in the payment of the principal of or interest on any Class A Certificate, or if the Class A Certificate Balance has been reduced to zero, on any Class B Certificate, or a Default described in Sections 6.01(d) and (e) hereof, or

     (b) in respect of a covenant or provision hereof which under Article Nine hereof cannot be modified or amended without the consent of the Holder of each Outstanding Certificate affected.

Upon any such waiver, such Default or Trigger Event shall cease to exist, and any Event of Default or other consequence arising therefrom shall be deemed to have been cured for every purpose of this Trust and Security Agreement; but no such waiver shall extend to any subsequent or other Default or Trigger Event or impair any right consequent thereon.

     SECTION 6.16.     UNDERTAKING FOR COSTS

     All parties to this Trust and Security Agreement agree, and each Holder of any Certificate by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Trust and Security Agreement, or in any suit against the Trustee for any action taken, suffered or omitted by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this
Section 6.16 shall not apply to any suit instituted by the Trustee or MBIA, or to any suit instituted by the Controlling Holders, or to any suit instituted by any Certificateholder for the enforcement of the payment of the principal of or interest on any Certificate on or after one year and one day after the Stated Maturity or Expected Maturity expressed in such Certificate.

     SECTION  6.17.         WAIVER OF STAY OR EXTENSION LAWS
The Transferor covenants (to the extent that it may lawfully do so) that it will not, at any time, insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Trust and Security Agreement; and the Transferor (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

     SECTION  6.18.       SALE OF TRUST ESTATE

     (a) The power to effect any sale (a "Sale") of any portion of the Trust Estate pursuant to Section 6.04 hereof shall not be exhausted by any one or more Sales as to any portion of the Trust Estate remaining unsold, but shall continue unimpaired until the entire Trust Estate evidenced by and securing the Certificates shall have been sold or all amounts payable on the Certificates and under this Trust and Security Agreement with respect thereto shall have been paid. The Trustee may with the prior written consent of MBIA, or shall at the direction of MBIA from time to time postpone any Sale by public announcement made at the time and place of such Sale.

     (b) To the extent permitted by applicable law, the Trustee shall not, in any private Sale, sell to a third party the Trust Estate, or any portion thereof unless:

     (i) MBIA, or if an MBIA Default or Termination has occurred, the Controlling Holders, consent in writing to or directs the Trustee to make such Sale; or
     (ii) if an MBIA Default or Termination has occurred, the proceeds of such Sale would not be less than the sum of all amounts due to the Trustee hereunder and the Certificate Balance of the Certificates of the Controlling Holders and interest due or to become due thereon on the Payment Date next succeeding such Sale together with any amounts due and owing to MBIA under the Insurance Agreement.

     (c) The Trustee, MBIA or the Certificateholders may bid for and acquire any portion of the Trust Estate in connection with a public Sale thereof, and in lieu of paying cash therefor, any Certificateholder may make settlement for the purchase price by crediting against amounts owing on the Certificates of such Holder or other amounts owing to such Holder secured by this Trust and Security Agreement, that portion of the net proceeds of such Sale to which such Holder would be entitled, after deducting the reasonable costs, charges and expenses incurred by the Trustee, MBIA or the Certificateholders in connection with such Sale. The Certificates need not be produced in order to complete any such Sale, or in order for the net proceeds of such Sale to be credited against the Certificates. The Trustee, MBIA or the Certificateholders may hold, lease, operate, manage or otherwise deal with any property so acquired in any manner permitted by law.

     (d) The Trustee shall execute and deliver an appropriate instrument of conveyance transferring its interest in any portion of the Trust Estate in connection with a Sale thereof. In addition, the Trustee is hereby irrevocably appointed the agent and attorney-in-fact of the Transferor to transfer and convey its interest in any portion of the Trust Estate in connection with a Sale thereof, and to take all action necessary to effect such Sale. No purchaser or transferee at such a sale shall be bound to ascertain the Trustee's authority, inquire into the satisfaction of any conditions precedent or see to the application of any monies.

     (e) The method, manner, time, place and terms of any Sale of all or any portion of the Trust Estate shall be commercially reasonable.

     SECTION  6.19.         ACTION ON CERTIFICATES

     The Trustee's right to seek and recover judgment on the Certificates or under this Trust and Security Agreement shall not be affected by the seeking, obtaining or application of any other relief under or with respect to this Trust and Security Agreement. Neither the lien of this Trust and Security Agreement nor any rights or remedies of the Trustee or the Certificateholders or MBIA shall be impaired by the recovery of any judgment by the Trustee against the Transferor or by the levy of any execution under such judgment upon any portion of the Trust Estate or upon any of the assets of the Transferor.

                                 ARTICLE VII
                                 THE TRUSTEE

     SECTION  7.1.       CERTAIN DUTIES AND RESPONSIBILITIES.

     (a) Except during the continuance of an Event of Default known to the Trustee as provided in subsection (e) below:

     (i) the Trustee undertakes to perform such duties and only such duties as are specifically set forth herein, and no implied covenants or obligations shall be read into this Trust and Security Agreement against the Trustee; and

     (ii) in the absence of bad faith or negligence on its part, the Trustee may conclusively rely as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements hereof; but in the case of any such certificates or opinions, which by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine the same and to determine whether or not they conform to the requirements hereof.

     (b) In case an Event of Default known to the Trustee, as provided in subsection (e) below, has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Trust and Security Agreement, and shall use the same degree of care and skill in its exercise, as a reasonable person would exercise or use under the circumstances in the conduct of his or her own affairs.

     (c) No provision hereof shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct or bad faith, except that:

     (i) this subsection (c) shall not be construed to limit the effect of subsection (a) of this Section;

     (ii) the Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of MBIA or the Controlling Holders relating to the time, method and place of conducting any Proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Trust and Security Agreement, the Loan Acquisition Agreement or the Servicing Agreement in accordance with the terms of this Trust and Security Agreement, the Loan Acquisition Agreement and the Servicing Agreement; and

     (iii) no provision hereof shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder, or in the exercise of any of its rights or powers, if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it, provided that nothing contained herein shall excuse the Trustee for failure to perform its duties as Trustee hereunder.

     (d) Whether or not therein expressly so provided, every provision of this Trust and Security Agreement relating to the conduct or affecting the liability of or affording protection to the Trustee shall be subject to the provisions of this Section 7.01.

     (e) For all purposes under this Trust and Security Agreement, the Trustee shall not be deemed to have notice of any Event of Default described in Section 6.01(d) or 6.01(e) hereof or any Default described in Section 6.01(c) hereof or of any Class B Event, Trigger Event or MBIA Default or
Termination unless a Responsible Officer assigned to and working in the Trustee's corporate trust department has actual knowledge thereof, or unless written notice of any event which is in fact such an Event of Default, Default, Class B Event, Trigger Event or MBIA Default or Termination is received by the Trustee at the Corporate Trust Office, and such notice references any of the Certificates generally, the Transferor, the Trust Estate or this Trust and Security Agreement.

     (f) The Trustee shall be under no obligation to institute any suit, or to take any remedial proceeding under this Trust and Security Agreement, or to enter any appearance or in any way defend in any suit in which it may be made defendant, or to take any steps in the execution of the trusts hereby created or in the enforcement of any rights and powers hereunder until it shall be indemnified to its satisfaction against any and all costs and expenses, outlays and counsel fees and other reasonable disbursements and against all liability, except liability that is adjudicated, in connection with any action so taken.

     (g) Notwithstanding any extinguishment of all right, title and interest of the Transferor in and to the Trust Estate following an Event of Default and a consequent declaration of acceleration of the maturity of any of the Certificates, whether such extinguishment occurs through a Sale of the Trust Estate to another person, the acquisition of the Trust Estate by the Trustee with respect to the Trust Estate (or the proceeds thereof) and the Certificateholders and the rights of the Certificateholders shall continue to be governed by the terms of this Trust and Security Agreement.

     (h) Notwithstanding anything to the contrary contained herein, the provisions of subsections (e) through (g), inclusive, of this Section 7.01 shall be subject to the provisions of subsections (a) through (c), inclusive, of this Section 7.01.

     (i) The Trustee shall provide the reports and accountings as required pursuant to Section 12.03 hereof.

     (j) If any Loan Contract becomes a Defaulted Loan Contract, the Trustee, upon Transferor or Servicer request may, and upon the request of MBIA shall take such action as may be appropriate to enforce such payment or performance, including the institution and prosecution of appropriate proceedings. Any such action shall be without prejudice to any right to claim a Default or Event of Default under this Trust and Security Agreement and to proceed thereafter as provided in Article Six hereof.

     (k) As soon as practicable following receipt by the Trustee of written notice from MBIA that either (i) 90 days have elapsed since a Re-Liening Trigger Event has occurred and the Servicer has not filed applications for new certificates of title noting the Trustee as secured party, with respect to at least 75% of the vehicles which were not liened in the name of the Trustee as of the date of the Re-Liening Trigger Event, or
(ii) 120 days have elapsed since a Re-Liening Trigger Event has occurred and the Servicer has not filed applications for new certificates of title noting the Trustee as secured party, with respect to 100% of the vehicles which were not liened in the name of the Trustee as of the date of the Re-Liening Trigger Event, the Trustee shall take all actions needed to ensure that a new certificate of title noting the Trustee as secured party is obtained for any Vehicle which, as of the date of receipt of such written notice from MBIA, is not liened in the name of the Trustee or with respect to any application for new title noting the Trustee's lien has not yet been filed. The Trustee shall be reimbursed for its reasonable expenses incurred in connection with such retitling in accordance with Section 12.02(d) hereof.

     SECTION  7.2.      NOTICE OF DEFAULT AND TRIGGER EVENTS

     Promptly after the occurrence of any Default, Trigger Event, Class B Event, Re-liening Trigger Event or MBIA Default or Termination known to the Trustee (within the meaning of Section 7.01(e) hereof) which is continuing, within one Business Day of obtaining such knowledge, the Trustee shall transmit by telephonic or facsimile communication confirmed by mail to MBIA and the Certificateholders, as their names and addresses appear on the Certificate Register, and by mail to the Rating Agencies, notice of such Default, Class B Event, Trigger Event, Re-liening Trigger Event or MBIA Default or Termination hereunder known to the Trustee.

     SECTION  7.3.         CERTAIN RIGHTS OF TRUSTEE

     Except  as  otherwise  provided  in  Section  7.01,

     (a) the Trustee may rely and shall be protected in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, note or other obligation, paper or document believed by it to be genuine and to have been signed or presented by the proper party or parties;

     (b) any request or direction of the Transferor mentioned herein shall be sufficiently evidenced by a Transferor request or Transferor order and any resolution of the Board of Directors may be sufficiently evidenced by a board resolution;

     (c) whenever in the administration of this Trust and Security Agreement the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, in the absence of bad faith on its part, rely upon an Officer's Certificate;

     (d) the Trustee may consult with counsel and the written advice of such counsel selected by the Trustee with due care or any Opinion of Counsel shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in reasonable reliance thereon;

     (e) the Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Trust and Security Agreement at the request or direction of any of the Certificateholders pursuant to this Trust and Security Agreement, unless such Certificateholders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction;

     (f) the Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, note or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled to examine the books, records and premises of the Transferor, upon reasonable notice and at reasonable times personally or by agent or attorney; and

     (g) the Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys.

     SECTION  7.4.          NOT  RESPONSIBLE  FOR  RECITALS  OR  ISSUANCE  OF
CERTIFICATES

     (a) The recitals contained in this Trust and Security Agreement and in the Certificates, except the certificates of authentication on the Certificates, shall be taken as the statements of the Transferor, and the Trustee assumes no responsibility for their correctness. The Trustee makes no representations as to the validity or condition of the Trust Estate or any part thereof, or as to the title of the Transferor thereto or as to the security afforded thereby or hereby, or as to the validity or genuineness of any securities at any time pledged and deposited with the Trustee hereunder or as to the validity or sufficiency of this Trust and Security Agreement or any of the Certificates. The Trustee shall not be accountable for the use or application by the Transferor of any of the Certificates or the proceeds thereof or of any money paid to the Transferor or upon Transferor order under any provisions hereof.

     (b) Except as otherwise expressly provided herein and without limiting the generality of the foregoing, the Trustee shall have no responsibility or liability for or with respect to the existence or validity of any Vehicle or Loan Contract, the perfection of any security interest (whether as of the date hereof or at any future time), the maintenance of or the taking of any action to maintain such perfection, the validity of the assignment of any portion of the Trust Estate to the Trustee or of any intervening assignment, the review of any Loan Contract (it being understood that the Trustee has not reviewed and does not intend to review the substance or form of any such Loan Contract), the performance or enforcement of any Loan Contract, the validity and sufficiency of the Certificate Insurance Policy, the compliance by the Transferor or the Servicer with any covenant or the breach by the Transferor or the Servicer of any warranty or representation made hereunder or in any related document or the accuracy of any such warranty or representation, any investment of monies in the Collection Account or any loss resulting therefrom (other than as an obligor under any Eligible Investment), the acts or omissions of the Transferor, the Servicer, MBIA or any Obligor, any action of the Servicer taken in the name of the Trustee, or the validity of the Servicing Agreement or the Loan Acquisition Agreement.

     (c) The Trustee shall not have any obligation or liability under any Loan Contract by reason of, or arising out of, this Trust and Security
Agreement or the granting of a security interest in such Loan Contract hereunder or the receipt by the Trustee of any payment relating to any Loan Contract pursuant hereto, nor shall the Trustee be required or obligated in any manner to perform or fulfill any of the obligations of the Transferor under or pursuant to any Loan Contract, or to make any payment, or to make any inquiry as to the nature or the sufficiency of any payment received by it, or the sufficiency of any performance by any party, under any Loan Contract.

     SECTION  7.5.          MAY  HOLD  CERTIFICATES

     The Trustee, the Servicer, any Paying Agent, the Certificate Registrar, any Authenticating Agent or any other agent of the Transferor, in its individual or any other capacity, may become the owner or pledgee of Certificates, and if operative, may otherwise deal with the Transferor with the same rights it would have if it were not Trustee, Servicer, Paying Agent, Certificate Registrar, Authenticating Agent or such other agent.

     SECTION  7.6.         MONEY HELD IN TRUST

     Money and investments held in trust by the Trustee or any Paying Agent hereunder shall be held in one or more trust accounts hereunder but need not be segregated from other funds, except to the extent required herein or required by law. The Trustee or any Paying Agent shall be under no liability for interest on any money received by it hereunder except as otherwise agreed with the Transferor or otherwise specifically provided herein.

     SECTION  7.7.          COMPENSATION  AND  REIMBURSEMENT

     (a)          The  Transferor  agrees:

     (i) to pay the Trustee monthly its fee for all services rendered by it hereunder as Trustee, in the amount of the Trustee Fee (which compensation shall not otherwise be limited by any provision of law in regard to the compensation of a trustee of an express trust), and to pay to the Back-up Servicer its fee for all services rendered hereunder and under the Servicing Agreement as Back-up Servicer, in the amount of the Back-up Servicer Fee;

     (ii) except as otherwise expressly provided herein, to reimburse the Trustee or the Back-up Servicer upon its request for all reasonable out-of-pocket expenses, disbursements and advances incurred or made by the Trustee or the Back-up Servicer in accordance with any provision of this Trust and Security Agreement or the Servicing Agreement (including the reasonable compensation and the expenses and disbursements of the Trustee's and Back-up Servicer's agents and counsel), except any such expense, disbursement or advance as may be attributable to its negligence or bad faith; and

     (iii) to indemnify and hold harmless the Trust, the Trustee and the Back-up Servicer from and against any loss, liability, expense, damage or injury (other than those attributable to a Certificateholder in its capacity as an investor in any of the Certificates) sustained or suffered pursuant to this Trust and Security Agreement by reason of any acts, omissions or alleged acts or omissions arising out of activities of the Trust, the Trustee or the Back-up Servicer (including without limitation any violation of any applicable laws by the Transferor as a result of the transactions contemplated by this Trust and Security Agreement), including, but not limited to, any judgment, award, settlement, reasonable attorneys' fees and other expenses incurred in connection with the defense of any actual or threatened action, proceeding or claim; provided that the Transferor shall not indemnify the Trustee if such loss, liability, expense, damage or injury is due to the Trustee's gross negligence or willful misconduct, willful misfeasance or bad faith in the performance of duties. Any indemnification pursuant to this Section shall only be payable from the assets of the Transferor and shall not be payable from the assets of the Trust. The provisions of this indemnity shall run directly to and be enforceable by an injured person subject to the limitations hereof and this indemnification agreement shall survive the termination of this Trust and Security Agreement.

     SECTION 7.8.     CORPORATE TRUSTEE REQUIRED; ELIGIBILITY

     There shall at all times be a trustee hereunder which shall be a corporation or association organized and doing business under the laws of the United States of America or of any state, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least $100,000,000, acceptable to MBIA, subject to supervision or examination by Federal or state authority and having an office within the United States of America, and which shall have a commercial paper or other short-term rating of the highest short term rating categories by each of the Rating Agencies, or otherwise acceptable to each of the Rating Agencies. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect hereinafter specified in this Article.

     SECTION 7.9.     RESIGNATION AND REMOVAL; APPOINTMENT OF SUCCESSOR

     (a) No resignation or removal of the Trustee and no appointment of a successor Trustee pursuant to this Article shall become effective until the acceptance of appointment by the successor Trustee under Section 7.10 hereof.

     (b) The Trustee may resign at any time by giving 30 days' written notice thereof to the Transferor, MBIA and to each Certificateholder. If an instrument of acceptance by a successor Trustee shall not have been delivered to the Trustee within 30 days after the giving of such notice of resignation, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee. Such court may thereupon, after such notice, if any, as it may deem proper and may prescribe, appoint a successor
Trustee  in  compliance  with  Section  7.08  hereof.

     (c) The Trustee may be removed by MBIA, or if an MBIA Default or Termination has occurred, by the Controlling Holders, at any time if one of the following events have occurred:

     (i) the Trustee shall cease to be eligible under Section 7.08 hereof and shall fail to resign after written request therefor by the Transferor, MBIA or by any Certificateholder, or

     (ii) the Trustee shall become incapable of acting or shall be adjudged a bankrupt or insolvent, or a receiver of the Trustee or of its property shall be appointed, or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, or

     (iii) the Trustee has failed to perform its duties hereunder or has breached any representation or warranty made herein.

     (d) If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of the Trustee for any cause with respect to any of the Certificates, the Transferor by a board resolution, shall, with the prior written consent of MBIA, promptly appoint a successor Trustee reasonably satisfactory to MBIA. If no successor Trustee shall have been so appointed by the Transferor within 30 days of notice of removal or resignation and shall have accepted appointment in the manner hereinafter provided, then MBIA may appoint a successor Trustee. If MBIA shall fail to appoint a successor Trustee within 90 days or in the event of an MBIA Default or Termination, then the Controlling Holders may petition any court of competent jurisdiction for the appointment of a successor Trustee with respect to the Certificates.

     (e) The Transferor shall give notice in the manner provided in Sections 13.02 and 13.03 hereof of each resignation and each removal of the Trustee and each appointment of a successor Trustee with respect to the Certificates to the Certificateholders, MBIA and the Rating Agencies. Each notice shall include the name of the successor Trustee and the address of its Corporate Trust Office.

     SECTION 7.10.     ACCEPTANCE OF APPOINTMENT BY SUCCESSOR

     Every successor Trustee appointed hereunder shall execute, acknowledge and deliver to the Transferor and the retiring Trustee an instrument accepting such appointment, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts and duties of the retiring Trustee but, on request of the Transferor or the successor Trustee, such retiring Trustee shall, upon payment of its reasonable out-of-pocket costs and expenses, execute and deliver an instrument transferring to such successor Trustee all the rights, powers and trusts of the retiring Trustee, and shall duly assign, transfer and deliver to such successor Trustee all property and money held by such retiring Trustee hereunder. Upon request of any such successor Trustee, the Transferor shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor Trustee all such rights, powers and trusts.

     No successor Trustee shall accept its appointment unless at the time of such acceptance such successor Trustee shall be eligible under this Article.

     SECTION 7.11. MERGER, CONVERSION, CONSOLIDATION OR SUCCESSION TO BUSINESS OF TRUSTEE

     Any Person into which the Trustee may be merged or converted or with which it may be consolidated, or any Person resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all of the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided such Person shall be otherwise qualified and eligible under this Article, without the execution or filing of any paper or any further act on the part of any of the parties hereto, and notice thereof shall be provided by the Trustee to the Certificateholders, MBIA and the Rating Agencies. In case any Certificates have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may adopt such authentication and deliver the Certificates so authenticated with the same effect as if such successor Trustee had itself authenticated such Certificates.

     SECTION  7.12.      CO-TRUSTEES AND SEPARATE TRUSTEES

     At any time or times, for the purpose of meeting the legal requirements of any jurisdiction in which any of the Trust Estate may at the time be located or for any other reason deemed appropriate, the Transferor, MBIA and the Trustee shall have power to appoint, and, upon the written request of the Trustee, MBIA or of the Holders representing at least 25% of the Certificate Balance of all Certificates, the Transferor shall for such purpose join with the Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to appoint, one or more Persons approved by the Trustee and meeting the requirements of Section 7.08 hereof, either to act as co-Trustee, jointly with the Trustee of all or any part of such Trust Estate, or to act as separate Trustee of any such property, in either case with such powers as may be provided in the instrument of appointment, and to vest in such Person or persons in the capacity aforesaid, any property, title, right or power deemed necessary or desirable, subject to the other provisions of this Section. If the Transferor does not join in such appointment within 15 days after the receipt by it of a request so to do, or in case an Event of Default has occurred and is continuing, the Trustee and MBIA shall have power to make such appointment.

     Should any written instrument from the Transferor be reasonably required by any co-Trustee or separate Trustee so appointed for more fully confirming to such co-Trustee or separate Trustee such property, title, right or power, any and all such instruments shall, on request, be executed, acknowledged and delivered by the Transferor.

     Every co-Trustee or separate Trustee shall, to the extent permitted by law, but to such extent only, be appointed subject to the following terms:

     (i) the Certificates shall be authenticated and delivered by, and all rights, powers, duties and obligations under this Trust and Security Agreement in respect of the custody of securities, cash and other personal property held by, or required to be deposited or pledged with, the Trustee under this Trust and Security Agreement, shall be exercised solely by the Trustee;

     (ii) the rights, powers, duties and obligations conferred or imposed upon the Trustee by this Trust and Security Agreement in respect of any property covered by such appointment shall be conferred or imposed upon and exercised or performed by the Trustee or by the Trustee and such co-Trustee or separate Trustee jointly, as shall be provided in the instrument appointing such co-Trustee or separate Trustee, except to the extent that under any law of any jurisdiction in which any particular act is to be performed, the Trustee shall be incompetent or unqualified to perform such act, in which event such rights, powers, duties and obligations shall be exercised and performed by such co-Trustee or separate Trustee;

     (iii) the Trustee at any time, by an instrument in writing executed by it, with the concurrence of the Transferor evidenced by a board resolution, may accept the resignation of or remove any co-Trustee or separate Trustee, appointed under this Section, and, in case an Event of Default has occurred and is continuing, the Trustee shall have power to accept the resignation of, or remove, any such co-Trustee or separate Trustee without the concurrence of the Transferor. Upon the written request of the Trustee, the Transferor shall join with the Trustee in the execution, delivery and performance of all instruments and agreements necessary or proper to effectuate such resignation or removal. A successor to any co-Trustee or separate Trustee that has so resigned or been removed may be appointed in the manner provided in this Section;

     (iv) no co-Trustee or separate Trustee hereunder shall be personally liable by reason of any act or omission of the Trustee or any other such Trustee hereunder nor shall the Trustee be liable by reason of any act or omission of any co-Trustee or separate Trustee selected by the Trustee with due care or appointed in accordance with directions to the Trustee pursuant to
Section  6.14  hereof;  and

     (v) any Act of Certificateholders delivered to the Trustee shall be deemed to have been delivered to each such co-Trustee and separate Trustee.

     SECTION  7.13.     RIGHTS WITH RESPECT TO THE SERVICER

     The Trustee's rights and obligations with respect to the Servicer and the Back-up Servicer shall be governed by the Servicing Agreement.

     SECTION  7.14.     APPOINTMENT OF AUTHENTICATING AGENT

     The Trustee may appoint an Authenticating Agent or Agents with respect to the Certificates which shall be authorized to act on behalf of the Trustee to authenticate Certificates issued upon original issue or upon exchange, registration of transfer or pursuant to Section 2.07 hereof, and Certificates so authenticated shall be entitled to the benefits of this Trust and Security Agreement and shall be valid and obligatory for all purposes as if authenticated by the Trustee hereunder. Wherever reference is made herein to the authentication and delivery of Certificates by the Trustee or the Trustee's certificate of authentication or the delivery of Certificates to the Trustee for authentication, such reference shall be deemed to include authentication and delivery on behalf of the Trustee by an Authenticating Agent and a certificate of authentication executed on behalf of the Trustee by an Authenticating Agent and delivery of the Certificates to the Authenticating Agent on behalf of the Trustee. Each Authenticating Agent shall be acceptable to the Transferor, MBIA and the Certificateholders and shall at all times be a corporation having a combined capital and surplus of not less than the equivalent of $50,000,000 and subject to supervision or examination by Federal or state authority or the equivalent foreign authority, in the case of an Authenticating Agent who is not organized and doing business under the laws of the United States of America, any state thereof or the District of Columbia. If such Authenticating Agent publishes reports of condition at least annually, pursuant to law or to the requirements of said supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such Authenticating Agent shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time an Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, such Authenticating Agent shall resign immediately in the manner and with the effect specified in this Section.

     Any corporation into which an Authenticating Agent may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which such Authenticating Agent shall be a party, or any corporation succeeding to the corporate agency or corporate trust business of such Authenticating Agent, shall continue to be an Authenticating Agent without the execution or filing of any paper or any further act on the part of the Trustee or such Authenticating Agent; provided, such corporation shall be otherwise eligible under this Section.

     An Authenticating Agent may resign at any time by giving written notice thereof to the Trustee, MBIA and to the Transferor. The Trustee may at any time terminate the agency of an Authenticating Agent by giving written notice thereof to such Authenticating Agent, MBIA and to the Transferor. Upon receiving such a notice of resignation or upon such a termination, or in case at any time such Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, the Trustee may appoint a successor Authenticating Agent which shall be acceptable to the Transferor and MBIA and shall mail written notice of such appointment by first-class mail, postage prepaid, to all Holders of Certificates, if any, with respect to which such Authenticating Agent will serve, as their names and addresses appear in the Certificate Register. Any successor Authenticating Agent upon acceptance of its appointment hereunder shall become vested with all the rights, powers and duties of its predecessor hereunder, with like effect as if originally named as an Authenticating Agent. No successor Authenticating Agent shall be appointed unless eligible under the provisions of this Section.

     The Trustee agrees to pay to each Authenticating Agent from time to time reasonable compensation for its services under this Section, and the Trustee shall be entitled to be reimbursed for such payments, subject to the provisions of Section 7.07 hereof.

     If an appointment is made pursuant to this Section, the Certificates may have endorsed thereon, in addition to the Trustee's certificate of authentication, an alternate certificate of authentication in the following form:

     This is one of the Certificates described in the within-mentioned Trust and Security Agreement.

NORWEST  BANK  MINNESOTA,
  NATIONAL  ASSOCIATION
  As  Trustee

By:_____________________________
            As  Authenticating  Agent


By:_____________________________
               Authorized  Officer

     SECTION  7.15.          TRUSTEE TO HOLD LOAN CONTRACTS

     (a) The Trustee shall hold the original executed counterparts of each Loan Contract and the original Certificates of Title or Applications for Certificates of Title, as applicable, with respect to each Loan Contract at its office in the state of Minnesota, and at any such new address in the state of Minnesota as the Trustee shall inform the Transferor, the Certificateholders, MBIA, the Servicer and the Company in writing from time to time. The Trustee shall hold the Loan Contract, the original Certificates of Title or Applications for Certificates of Title, as applicable, for the benefit of the Certificateholders and MBIA, and maintain accurate records pertaining to each Loan Contract to maintain a current inventory thereof. Each Loan Contract held by the Trustee shall be stamped with a legend stating "Assigned to and the Property of Norwest Bank Minnesota, National Association as Trustee." Upon the written request of a Servicing Officer, the Trustee shall perform such acts as reasonably requested in writing by the Servicer and otherwise cooperate with the Servicer in enforcement of the Certificateholders' and MBIA's rights and remedies with respect to the Loan Contracts, the Certificates of Title and the Applications for Certificates of Title.

     (b) On or prior to the Closing Date and each Acquisition Date, the Trustee shall confirm in writing to the Transferor with respect to each Loan Contract acquired on such date, that it has obtained the original Loan Contract and the original Certificate of Title or Application for Certificate of Title, as applicable. If the Trustee discovers that any Loan Contracts, Certificates of Title or Applications for Certificates of Title, as applicable, are defective (that is, mutilated, damaged, defaced, incomplete, improperly dated, clearly forged or otherwise altered) in any material respect, the Trustee shall promptly notify the Company and MBIA, whereupon the Company shall have 60 days to cure such defect. In addition, the Trustee shall verify that it has obtained the original Certificate of Title with respect to each Vehicle within the time period specified in Section 4.02(a). If the Company does not cure any such defect within such time period, or if the Trustee cannot verify that it has the original Certificate of Title for each Loan Contract within such time period, the Trustee shall notify the Company and MBIA, and in accordance with Section 3.03 of the Loan Acquisition Agreement, the Company shall repurchase or substitute for such Loan Contract.

     (c) In accordance with Section 3.01(b)(ii) of the Servicing Agreement, or in the event a Loan Contract is paid in full, substituted, removed, repurchased or any documentation held by the Trustee is otherwise permitted to be released in accordance with the terms of the Trust and Security Agreement, the Trustee shall promptly release the related Certificate of Title, Application for Certificate of Title or Loan Contract as requested by a Servicing Officer, upon receipt of a Request for Release of Documents. In the case of a Loan Contract for which documentation is being requested on a temporary basis, the Servicer shall promptly return the requested documents to the Trustee when the Servicer's need therefor no longer exists.

     (d)          In  performing  its duties under this Section 7.15 and under
Section 7.01(k), the Trustee shall exercise that degree of skill and care consistent with the highest degree of skill and care that the Trustee exercises with respect to similar motor vehicle loans owned and/or serviced by it, and that is consistent with prudent industry standards. The Trustee shall have no duty or obligation to review any of the Loan Contracts, the Certificates of Title or the Applications for Certificates of Title, except as expressly set forth herein.

     SECTION  7.16.          MONEY  FOR  CERTIFICATE  PAYMENTS  TO  BE HELD IN
TRUST

     The Trustee shall execute and deliver, and if there is any Paying Agent other than the Trustee, the Transferor will cause each Paying Agent other than the Trustee to execute and deliver to the Trustee and MBIA an instrument in which such Paying Agent shall agree with the Trustee that, subject to the provisions of this Section, such Paying Agent will:

     (i) hold all sums held by it for the payment of principal or interest on Certificates in trust for the benefit of the Certificateholders entitled thereto and MBIA until such sums shall be paid to such Persons or otherwise disposed of as herein provided;

     (ii) give the Trustee, MBIA and the Certificateholders notice of any Default by the Transferor (or any other obligor upon the Certificates) in the making of any payment of principal or interest; and

     (iii) at any time during the continuance of any such Default, upon the written request of the Trustee, forthwith pay to the Trustee all sums so held in trust by such Paying Agent.

     The Transferor may at any time, for the purpose of obtaining the satisfaction and discharge of this Trust and Security Agreement or for any other purpose, pay, or by Transferor order direct any Paying Agent to pay, to the Trustee all sums held in trust by such Paying Agent, such sums to be held by the Trustee upon the same trusts as those upon which such sums were held by such Paying Agent; and, upon such payment by any Paying Agent to the Trustee, such Paying Agent shall be released from all further liability with respect to such money.

     Any money deposited with the Trustee or any Paying Agent in trust for the payment of the principal or interest on any Certificate and remaining unclaimed for three years after such principal or interest has become due and payable shall be paid to the Transferor on Transferor request or to MBIA (upon its written request) if such payment had been made by MBIA; and the Holder of such Certificate shall thereafter, as an unsecured general creditor, and subject to any applicable statute of limitations, look only to the Transferor for payment thereof, and all liability of the Trustee, such Paying Agent or MBIA with respect to such trust money or the related Certificate, shall thereupon cease; provided, however, that the Trustee or such Paying Agent, before being required to make any such repayment, may at the expense of the Transferor cause to be published once, in a newspaper published in the English language, customarily published on each Business Day and of general circulation in the city in which the Corporate Trust Office is located, notice that such money remains unclaimed and that, after a date specified therein, which shall not be less than 30 days from the date of such publication, any unclaimed balance of such money then remaining will be repaid to the Transferor; and provided, further, that any amounts held that are proceeds of a claim made under the Certificate Insurance Policy shall be returned to MBIA, and the Certificateholders shall look only to MBIA for such payments. The Trustee may also adopt and employ, at the expense of the Transferor, any other reasonable means of notification of such repayment (including, but not limited to, mailing notice of such repayment to Certificateholders whose right to or interest in monies due and payable but not claimed is determinable from the records of any Paying Agent, at the last address as shown on the Certificate Register for each such Certificateholder).

     SECTION  7.17.       REPRESENTATIONS AND WARRANTIES OF THE TRUSTEE

     The  Trustee  makes  the  following  representations  and  warranties:

     (a) The Trustee has been duly organized and is validly existing as a national banking association in good standing under the laws of the United States of America, with power and authority to own its properties and to conduct its business as such properties shall be currently owned and such business is presently conducted.

     (b) The Trustee has the power and authority to execute and deliver each of this Trust and Security Agreement, the Servicing Agreement and the Insurance Agreement and to carry out its respective terms; and the execution, delivery, and performance of this Trust and Security Agreement shall have been duly authorized by the Trustee by all necessary corporate action.

     (c) Each of this Trust and Security Agreement, the Servicing Agreement and the Insurance Agreement constitutes a legal, valid, and binding obligation of the Trustee enforceable in accordance with its respective terms, except as enforceability may be limited by bankruptcy, insolvency, reorganization, or other similar laws affecting the enforcement of creditors' rights in general and by general principles of equity, regardless of whether such enforceability shall be considered in a proceeding in equity or at law.

     (d) The consummation of the transactions contemplated by this each of this Trust and Security Agreement, the Servicing Agreement and the Insurance Agreement and the fulfillment of the terms hereof and thereof shall not conflict with, result in any breach of any of the terms and provisions of, nor constitute (with or without notice or lapse of time) a default under, the articles of incorporation or by-laws of the Trustee, or any indenture, agreement, or other instrument to which the Trustee is a party or by which it shall be bound; nor result in the creation or imposition of any lien upon any of its properties pursuant to the terms of any such indenture, agreement, or other instrument; nor violate any law or any order, rule, or regulation applicable to the Trustee of any court or of any Federal or state regulatory body, administrative agency, or other governmental instrumentality having jurisdiction over the Trustee or its properties.

     (e) There are no proceedings or investigations pending or, to the Trustee's best knowledge, threatened before any court, regulatory body, administrative agency, or other governmental instrumentality having jurisdiction over the Trustee or its properties (i) asserting the invalidity of this Trust and Security Agreement, the Servicing Agreement or the Insurance Agreement, (ii) seeking to prevent the consummation of any of the transactions contemplated by this Trust and Security Agreement, the Servicing Agreement or the Insurance Agreement, (iii) seeking any determination or ruling that might materially and adversely affect the performance by the Trustee of its obligations under, or the validity or enforceability of, this Trust and Security Agreement, the Servicing Agreement or the Insurance Agreement.

                                 ARTICLE VIII
     THE CERTIFICATE INSURANCE POLICY

     SECTION  8.1.      PAYMENTS UNDER THE CERTIFICATE INSURANCE POLICY

     (a) If on the close of business on the third Business Day prior to any Payment Date, the amounts on deposit in the Collection Account and available to be distributed on such Payment Date pursuant to Section 12.02(d) hereof for the Class A Certificates are not sufficient to make the payment of interest due on the Class A Certificates on such Payment Date in accordance with Section 12.02(d)(iv) hereof after the payment of amounts due pursuant Sections 12.02(d)(i) through (iii), the Trustee shall, no later than 10:00 a.m. New York time, on the second Business Day immediately preceding such Payment Date make a claim under the Certificate Insurance Policy in an amount equal to such insufficiency.

     (b) At the option of MBIA at its sole discretion, if on the close of business on the third Business Day prior to any Payment Date, the amounts on deposit in the Collection Account and available to be distributed on such Payment Date pursuant to Section 12.02(d) hereof for the Class A Certificates are not sufficient to make the payment of the Class A Principal Distribution Amount due on the Class A Certificates on such Payment Date in accordance with
Section  12.02(d)(vii)  hereof  after  the  payment  of  amounts  due pursuant
Sections 12.02(d)(i) through (vi), but only if and to the extent that the Class A Certificate Balance exceeds the Aggregate Loan Balance, the Trustee shall at the direction of MBIA, no later than 10:00 a.m. New York time, on the second Business Day immediately preceding such Payment Date make a claim under the Certificate Insurance Policy in an amount equal to such insufficiency.

     (c) If on the close of business on the third Business Day immediately prior to the Stated Maturity for the Class A Certificates, the amounts on deposit in the Collection Account for the Class A Certificates are not sufficient to pay the entire then remaining Class A Certificate Balance (after giving effect to the application of funds available to pay the Class A Principal Distribution Amount in accordance with Section 12.02(d)(vii) hereof) and after the payment of amounts due pursuant Sections 12.02(d)(i) through
(vi), the Trustee shall, no later than 10:00 a.m. New York time, on the second Business Day immediately preceding such Payment Date, make a claim under the Certificate Insurance Policy in an amount equal to such insufficiency.

     (d) Proceeds of claims on the Certificate Insurance Policy shall be deposited in the Collection Account, shall remain uninvested and shall be used solely to pay amounts due in respect of interest and, to the extent specified in clause (b) hereof, principal on the Class A Certificates on each Payment Date and the entire then remaining Class A Certificate Balance at the Stated Maturity for the Class A Certificates. In addition, on any day that the Trustee has actual knowledge or receives notice that any amount previously paid to a Class A Certificateholder has been subsequently recovered from such Certificateholder pursuant to a final order of a court of competent jurisdiction that such payment constitutes an avoidable preference within the meaning of any applicable bankruptcy law to such Certificateholder (a "Preference Claim"), the Trustee shall make a claim within one Business Day upon the Certificate Insurance Policy for the full amount of such Preference Claim in accordance with the terms of the Certificate Insurance Policy. Any proceeds of any such Preference Claim received by the Trustee shall be paid to the related Class A Certificateholders or the trustee in bankruptcy, as applicable, and in accordance with the Certificate Insurance Policy.

                                  ARTICLE IX
  AMENDMENTS TO TRUST AND SECURITY AGREEMENT


     SECTION 9.1.     AMENDMENTS WITHOUT CONSENT OF CERTIFICATEHOLDERS

     The Transferor, the Servicer, the Back-up Servicer and the Trustee, with the consent of MBIA but without the consent of the Holders of any Certificates, at any time and from time to time, may amend this Trust and Security Agreement for any of the following purposes:

     (a) to correct or amplify the description of any property at any time included in the Trust Estate, or better to assure, convey and confirm unto the Trustee any property included or required to be included in the Trust Estate, or to include additional property in the Trust Estate; or

     (b) to evidence the succession of another Person to the Transferor, and the assumption by such successor of the covenants of the Transferor herein and in the Certificates contained, in accordance with Section 11.02(n) hereof; or

     (c) to add to the covenants of the Transferor, for the benefit of MBIA and the Holders of all Certificates, or to surrender any right or power herein conferred upon the Transferor; or

     (d) to convey, transfer, assign, mortgage or pledge any property to or with the Trustee; or

     (e) to cure any ambiguity with respect to any provision herein which may be defective or inconsistent with any other provisions with respect to matters or questions arising hereunder, which shall not be inconsistent with the provisions hereof, provided that such action shall not adversely affect the interests of the Holders of the Certificates; or

     (f) to evidence the succession of the Trustee pursuant to Article Seven hereof; or

     (g)          to  add  events  to  the  list  of  Events  of  Default.

     The Trustee is hereby authorized to join in the execution of any such amendment and to make any further appropriate agreements and stipulations that may be therein contained, but the Trustee shall not be obligated to enter into any such amendment that affects the Trustee's own rights, duties, liabilities or immunities under this Trust and Security Agreement or otherwise.

     Promptly after the execution by the Transferor, the Servicer, the Back-up Servicer and the Trustee of any amendment pursuant to this Section, the Transferor shall mail to the Rating Agencies, MBIA and each Certificateholder a copy of such amendment.

     SECTION  9.2.        AMENDMENTS WITH CONSENT OF CERTIFICATEHOLDERS

     (a) With the consent of MBIA and the Controlling Holders, by Act of said Holders delivered to the Transferor and the Trustee, the Transferor, the Servicer, the Back-up Servicer and the Trustee may enter into amendments hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Trust and Security Agreement or of modifying in any manner the rights of the Holders of the Certificates hereunder; provided, however, that no such amendment shall, without the consent of the Holders of each Outstanding Certificate affected thereby:

     (i) change the Stated Maturity or Expected Maturity of any Certificate or the due date of any installment of principal of, or any installment of interest on, any Certificate, or reduce the principal amount thereof or the Certificate Interest Rate or change any place of payment where, or the coin or currency in which, any Certificate or the interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment; or

     (ii) reduce the percentage in Outstanding principal balance of Certificates, the consent of the Holders of which is required for any such amendment, or the consent of the Holders of which is required for any waiver of compliance with certain provisions of this Trust and Security Agreement or Events of Default or their consequences; or

     (iii)          impair  or  adversely  affect  the  Trust  Estate;  or

     (iv) modify or alter the provisions of the proviso to the definition of the term "Outstanding," "Class A Certificate Balance," "Class B Certificate Balance" or "Controlling Holders"; or

     (v) modify or alter the provisions of the proviso to Section 6.04 hereof; or

     (vi) modify any of the provisions of this Section 9.02, except to increase the percentage of Holders required for any modification or waiver or to provide that certain other provisions of this Trust and Security Agreement cannot be modified or waived without the consent of each Holder of each Outstanding Certificate affected thereby; or

     (vii) permit the creation of any lien ranking prior to or on a parity with the lien of this Trust and Security Agreement with respect to any part of the Trust Estate or terminate the lien of this Trust and Security Agreement on any property at any time subject hereto or deprive the Holder of any Certificate of the security afforded by the lien of this Trust and Security Agreement; or

     (viii)          modify  any  of  Section  12.02(d)  hereof.

     (b) The Trustee is hereby authorized to join in the execution of any amendment pursuant to clause (a) above and to make any further appropriate agreements and stipulations that may be therein contained, but the Trustee shall not be obligated to enter into any such amendment that affects the Trustee's own rights, duties, liabilities or immunities hereunder. It shall be necessary for any Act of Certificateholders under this Section to approve the particular form of any amendment. Promptly after the execution by the Transferor, the Servicer, the Back-up Servicer and the Trustee of any amendment pursuant to this Section, the Transferor shall mail to the Holders of the Certificates, MBIA and the Rating Agencies a copy of such amendment.

     SECTION  9.3.       EXECUTION OF AMENDMENTS

     In executing any amendments permitted by this Article or the modifications thereby of the trusts created by this Trust and Security Agreement, the Trustee and MBIA shall be entitled to receive upon request from the Transferor, and (subject to Section 7.01 hereof) shall be fully protected in relying in good faith upon, an Opinion of Counsel reasonably acceptable to the Trustee and MBIA stating that the execution of such amendments is authorized or permitted by this Trust and Security Agreement. The Trustee may, but shall not be obligated to, enter into any such amendments which affects the Trustee's own duties or immunities hereunder or otherwise.

     SECTION  9.4.          EFFECT  OF  AMENDMENTS

     Upon the execution of any amendment under this Article, this Trust and Security Agreement shall be modified in accordance therewith, and such amendment shall form a part of this Trust and Security Agreement for all purposes; and every Holder of Certificates theretofore or thereafter authenticated and delivered hereunder shall be bound thereby.

     SECTION 9.5.     REFERENCE IN CERTIFICATES TO AMENDMENTS

     Certificates authenticated and delivered after the execution of any amendment pursuant to this Article may, and if required by the Trustee shall, bear a notation in form approved by the Trustee as to any matter provided for in such amendment. If the Transferor shall so determine, new Certificates so modified as to conform, in the opinion of the Trustee and the Transferor, to any such amendment may be prepared and executed by the Transferor and authenticated and delivered by the Trustee in exchange for Outstanding Certificates.

                                  ARTICLE X
   REDEMPTION OF CERTIFICATES

     SECTION 10.1.     REDEMPTION AT THE OPTION OF THE TRANSFEROR; ELECTION TO
REDEEM

     The Transferor shall have the option to redeem all of the Class A Certificates at any time after the Class A Certificate Balance is less than or equal to 20% of the Initial Class A Certificate Balance. The Transferor shall have the option to redeem all of the Class B Certificates at any time after the Class A Certificate Balance has been reduced to zero or the Class A Certificates have been redeemed. In each case, such redemption shall be at the applicable Redemption Price plus any fees due hereunder and all amounts due to MBIA under the Insurance Agreement, provided, however that the Class
B Certificates may not be redeemed before the Class A Certificates. MBIA shall have the same option to redeem the Class A Certificates in the absence of the exercise thereof by the Transferor.

     The Transferor shall set the redemption date (the "Redemption Date") and the redemption record date (the "Redemption Record Date") for the Certificates and give notice thereof to the Trustee pursuant to Section 10.02 hereof.

     Installments of interest and principal that are due regarding the Certificates on or prior to the related Redemption Date shall continue to be payable to the Holders of such Certificates called for redemption as of the relevant Record Dates according to their terms and the provisions of Section
2.08 hereof. The election of the Transferor or MBIA to redeem any Certificates pursuant to this Section shall be evidenced by a board resolution or written notice from MBIA, respectively, directing the Trustee to make the payment of the Redemption Price on all of the Certificates to be redeemed from monies deposited with the Trustee pursuant to Section 10.04 hereof.

     SECTION  10.2.      NOTICE TO TRUSTEE; DEPOSIT OF REDEMPTION PRICE

     In the case of any redemption pursuant to Section 10.01 hereof, the Transferor or MBIA, as applicable, shall, at least 15 days prior to the related Redemption Date, notify the Trustee, MBIA and the Certificateholders of such Redemption Date and shall deposit into the Redemption Account on such notification date an amount equal to the Redemption Price of all Certificates to be redeemed on such Redemption Date plus any fees and interest due under
Section 12.02(d)(i) through (v) and all amounts due to MBIA under the Insurance Agreement.

     SECTION  10.3.        NOTICE OF REDEMPTION BY THE TRUSTEE

     Upon receipt of such notice and such deposit set forth in Section 10.02 above, the Trustee shall provide notice of redemption pursuant to Section
10.01 hereof by first-class mail, postage prepaid, mailed no later than the Business Day following the date on which such deposit was made, to MBIA and each Holder of Certificates whose Certificates are to be redeemed, at his address in the Certificate Register.

     All  notices  of  redemption  shall  state:

     (1)          the  applicable  Redemption  Date;

     (2)          the  applicable  Redemption  Price;  and

     (3) that on such Redemption Date, the Redemption Price will become due and payable upon each such Certificate, and that interest thereon shall cease to accrue on such date.
Notice of redemption of Certificates shall be given by the Trustee in the name and at the expense of the Transferor or MBIA, as applicable. Failure to give notice of redemption, or any defect therein, to any Holder of any Certificate selected for redemption shall not impair or affect the validity of the redemption of any other Certificate.

     SECTION 10.4.     CERTIFICATES PAYABLE ON REDEMPTION DATE

     Notice of redemption having been given as provided in Section 10.03 hereof, the Certificates to be redeemed shall, on the applicable Redemption Date, become due and payable at the Redemption Price and on such Redemption
Date (unless the Transferor or MBIA, as applicable, shall default in the payment of the Redemption Price) such Certificates shall cease to bear interest. The Holders of such Certificates shall be paid the Redemption Price by the Paying Agent on behalf of the Transferor; provided, however, that installments of principal and interest that are due regarding such Certificates on or prior to such Redemption Date shall be payable to the Holders of such Certificates registered as such on the relevant Record Dates according to their terms and the provisions of Section 2.08 hereof.

     If the Holders of any Certificate called for redemption shall not be so paid, the principal shall, until paid, bear interest from the applicable Redemption Date at the related Certificate Interest Rate.

     SECTION  10.5.       RELEASE OF LOAN CONTRACTS

     In connection with any redemption permitted under this Article Ten, the Transferor or MBIA, as the case may be, shall be permitted to obtain a release and reconveyance to the Transferor or MBIA, as applicable, of the Loan Contracts to the extent that (a) after giving effect to such release, (x) the sum of the amount of funds then held in the Collection Account and the Aggregate Loan Balance is equal to or exceeds (y) the Certificate Balance of all Outstanding Certificates (after giving effect to such redemption) plus the Required Collateralization Amount, provided that in connection with a redemption of the Class B Certificates, the Transferor shall be entitled to a release and reconveyance of all of the Loan Contracts and (b) the applicable Redemption Price shall have been deposited into the Redemption Account as required by Section 10.02. In connection with any release and reconveyance of Loan Contracts to MBIA pursuant to this Section 10.05, MBIA shall be entitled to be reimbursed out of the proceeds of such Loan Contracts for amounts due pursuant to the Insurance Agreement and, after the termination of the Insurance Agreement in accordance with the terms thereof, shall convey amounts in excess thereof to the Transferor.

                                 ARTICLE  XI
    TRANSFEROR REPRESENTATIONS, WARRANTIES AND COVENANTS

     SECTION  11.1.          REPRESENTATIONS,  WARRANTIES AND COVENANTS OF THE
TRANSFEROR

     The Transferor hereby makes the following representations and warranties to the Trustee and for the benefit of MBIA and the Certificateholders. Such representations and warranties speak as of the Closing Date and as of any Acquisition Date, but shall survive any subsequent transfer, assignment, contribution or conveyance of the Loan Assets to the Trustee.

     (a)          Organization  and  Good  Standing.    The  Transferor is a
corporation duly organized, validly existing and in good standing under the law of the state of Delaware and each other State where the nature of its business requires it to qualify, except to the extent that the failure to so qualify would not in the aggregate materially adversely affect the ability of the Transferor to perform its obligations under the Transaction Documents;

     (b) Authorization. The Transferor has the power, authority and legal right to execute, deliver and perform under the terms of the Transaction Documents and the execution, delivery and performance of the Transaction Documents have been duly authorized by the Transferor by all necessary corporate action;

     (c)          Binding  Obligation.   Each of (i) this Trust and Security
Agreement, assuming due authorization, execution and delivery by the Trustee, the Back-up Servicer and the Servicer, (ii) the Insurance Agreement, assuming due authorization, execution and delivery by MBIA, the Trustee, the Company, the Back-up Servicer and the Servicer, (iii) the Servicing Agreement, assuming due authorization, execution and delivery by the Servicer, the Back-up Servicer and the Trustee, (iv) the Loan Acquisition Agreement, assuming due authorization, execution and delivery by the Company, and (v) the Purchase Agreement, assuming due authorization, execution and delivery by MF Receivables Corp. I, constitutes a legal, valid and binding obligation of the Transferor, enforceable again the Transferor in accordance with its terms except that (A) such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium or other similar laws (whether statutory, regulatory or decisional) now or hereafter in effect relating to creditors' rights generally and (B) the remedy of specific performance and injunctive and other forms of equitable relief may be subject to certain equitable defenses and to the discretion of the court before which any proceeding therefor may be brought, whether a proceeding at law or in equity;

     (d)          No  Violation.    The  consummation  of  the  transactions
contemplated by the fulfillment of the terms of the Transaction Documents will not conflict with, result in any breach of any of the terms and provisions of or constitute (with or without notice, lapse of time or both) a default under the organizational documents or bylaws of the Transferor, or any material indenture, agreement, mortgage, deed of trust or other instrument to which the Transferor is a party or by which it is bound, or in the creation or imposition of any Lien upon any of its properties pursuant to the terms of such indenture, agreement, mortgage, deed of trust or other such instrument, other than any Lien created or imposed pursuant to the terms of the Transaction Documents, or violate any law or, to the best of the Transferor's knowledge, any material order, rule or regulation applicable to the Transferor of any court or of any federal or state regulatory body, administrative agency or other governmental instrumentality having jurisdiction over the Transferor or any of its properties.

     (e) No Proceedings. There are no Proceedings or investigations to which the Transferor, or any of the Transferor's Affiliates, is a party pending, or, to the knowledge of Transferor, threatened, before any court, regulatory body, administrative agency or other tribunal or governmental instrumentality (A) asserting the invalidity of the Transaction Documents, (B) seeking to prevent the issuance of any of the Certificates or the consummation of any of the transactions contemplated by the Transaction Documents or (C) seeking any determination or ruling that would materially and adversely affect the performance by the Transferor of its obligations under, or the validity or enforceability of, the Transaction Documents.

     (f) Approvals. All approvals, authorizations, consents, orders or other actions of any Person, or of any court, governmental agency or body or official, required in connection with the execution and delivery of the Transaction Documents and with the valid and proper authorization, issuance and sale of the Certificates pursuant hereto (except approvals of State securities officials under the Blue Sky Laws), have been or will be taken or obtained on or prior to the Closing Date and each Acquisition Date.

     (g) Place of Business. As of the Closing Date, the Transferor's principal place of business and chief executive office is located at 370 17th
Street,  Suite  5060C,  Denver,  Colorado    80202.

     (h) Transfer and Assignment. Upon the delivery to the Trustee of the Loan Contracts, the related Certificates of Title and the Applications for Certificates of Title, the Trustee for the benefit of the Certificateholders and MBIA shall have a first priority perfected security interest in the Loan Contracts, the Vehicles, and in the proceeds thereof, except for Liens permitted under Section 11.02(a) and limited with respect to proceeds to the extent set forth in Section 9-306 of the UCC as in effect in the applicable jurisdiction. All filings (including, without limitation, UCC filings) and other actions as are necessary in any jurisdiction to perfect the ownership or other interest of the Trustee in the Trust Estate, including the transfer of the Certificates of Title and the Applications for Certificates of Title, and the Loan Contracts, and the payment of any fees, have been made.

     (i) Parent of the Transferor. As of the Closing Date, the Company is the registered owner of all of the issued and outstanding common stock of the Transferor, all of which common stock has been validly issued, is fully paid and nonassessable.

     (j)          Loan  Acquisition  Agreement.   As of the Closing Date the
Transferor has entered into the Loan Acquisition Agreement with the Company relating to its acquisition of the Loan Contracts and its security interest in the Vehicles, and the representations and warranties made by the Company relating to the Loan Contracts and the Vehicles have been validly assigned to and are for the benefit of the Transferor, the Trustee, MBIA and the Certificateholders and such representations and warranties are true and correct in all material respects.

     (k) Bulk Transfer Laws. The transfer, assignment and conveyance of the Loan Contracts and security interest in the Vehicles by the Company to the Transferor pursuant to the Loan Acquisition Agreement or by the Transferor pursuant to this Trust and Security Agreement is not subject to the bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction.

     (l) The Loan Contracts. The Transferor hereby restates and makes each of the representations and warranties with respect to the Loan Contracts and the Vehicles that are made by the Company in Section 3.01 of the Loan Acquisition Agreement.

     SECTION  11.2.          COVENANTS

     The Transferor hereby makes the following covenants for the benefit of the Trustee, MBIA and the Certificateholders, on which the Trustee relies in accepting the Trust Estate in trust and in authenticating the Certificates and on which MBIA relies in issuing the Certificate Insurance Policy. Such covenants are made as of the Closing Date, but shall survive the transfer, conveyance and assignment of the Trust Estate to the Trustee.

     (a) No Liens. Except for the conveyances and grant of security interests hereunder, the Transferor will not sell, pledge, assign or transfer to any other Person, or grant, create, incur, assume or suffer to exist any Lien on any Trust Estate now existing or hereafter created, or any interest therein prior to the termination of this Trust and Security Agreement pursuant to Section 5.01 hereof; the Transferor will notify the Trustee and MBIA of the existence of any Lien on any Trust Estate immediately upon discovery thereof; and the Transferor shall defend the right, title and interest of the Trustee in, to and under the Trust Estate now existing or hereafter created, against all claims of third parties claiming through or under the Transferor; provided, however, that nothing in this Section 11.02(a) shall prevent or be deemed to prohibit the Transferor from suffering to exist upon any of the Trust Estate any Liens for municipal or other local taxes and other governmental charges if such taxes or governmental charges shall not at the time be due and payable or if the Transferor shall currently be contesting the validity thereof in good faith by appropriate proceedings and shall have set aside on its books adequate reserves with respect thereto.

     (b) Delivery of Collections. The Transferor agrees to hold in trust and promptly pay to the Servicer all amounts received by the Transferor in respect of the Trust Estate (other than amounts distributed to or for the benefit of the Transferor pursuant to Article Twelve hereof).

     (c) Obligations with Respect to Loan Contracts. The Transferor will duly fulfill all obligations on its part to be fulfilled under or in connection with each Loan Contract and will do nothing to impair the rights of the Trustee (for the benefit of the Certificateholders and MBIA) in the Loan Contracts, the Vehicles and any other part of Trust Estate.

     (d) Compliance with Law. The Transferor will comply, in all material respects, with all acts, rules, regulations, orders, decrees and directions of any governmental authority applicable to the Loan Contracts or any part thereof; provided, however, that the Transferor may contest any act, regulation, order, decree or direction in any reasonable manner which shall not materially and adversely affect the rights of the Trustee (for the benefit of the Certificateholders and MBIA) in the Loan Contracts and the Vehicles. The Transferor will comply, in all material respects, with all requirements of law applicable to the Transferor.

     (e) Preservation of Security Interest. The Transferor shall execute and file such continuation statements and any other documents which may be required by law to fully preserve and protect the interest of the Trustee (for the benefit of the Certificateholders and MBIA) in the Trust Estate. If a Re-liening Trigger Event occurs, the Transferor will enforce its rights against the Company under the Loan Acquisition Agreement to have vehicles not already titled in the name of the Trustee to be re-titled noting the security interest of the Trustee hereunder.

     (f) Maintenance of Office, etc. The Transferor will not, without providing 30 days notice to the Trustee and MBIA and without filing such amendments to any previously filed financing statements as the Trustee or MBIA may require or as may be required in order to maintain the Trustee's perfected security interest in the Trust Estate, (a) change the location of its principal executive office, or (b) change its name, identity or corporate structure in any manner which would make any financing statement or continuation statement filed by the Transferor in accordance with the Servicing Agreement or this Trust and Security Agreement seriously misleading within the meaning of Article 9-402(7) of any applicable enactment of the UCC.

     (g) Further Assurances. The Transferor will make, execute or endorse, acknowledge, and file or deliver to the Trustee from time to time such schedules, confirmatory assignments, conveyances, transfer endorsements, powers of attorney, certificates, reports and other assurances or instruments and take such further steps relating to the Trust Estate, as the Trustee may request and reasonably require.

     (h) Notice of Liens. The Transferor shall notify the Trustee and MBIA promptly after becoming aware of any Lien on any Trust Estate, except for any Liens for municipal or other local taxes if such taxes shall not at the time be due or payable without penalty or if the Transferor shall currently be contesting the validity thereof in good faith by appropriate proceedings and shall have set aside on its books adequate reserves with respect thereto.

     (i) Activities of the Transferor. The Transferor (a) shall engage in only (1) the acquisition, ownership, selling and pledging of the property acquired by the Transferor pursuant to the Loan Acquisition Agreement and the Purchase Agreement, and causing the issuance of, receiving and selling the Certificates issued pursuant to this Trust and Security Agreement and engaging in other activities specified under its certificate of incorporation, and (2) the exercise of any powers permitted to corporations under the corporate law of the State of Delaware which are incidental to the foregoing or necessary to accomplish the foregoing; (b) will (1) maintain its books and records separate from the books and records of any other entity, (2) maintain separate bank accounts and no funds of the Transferor shall be commingled with funds of any other entity, (3) keep in full effect its existence, rights and franchises as a corporation under the laws of the State of Delaware, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Trust and Security Agreement; and (c) will not (1) dissolve or liquidate in whole or in part, (2) own any subsidiary or lend or advance any moneys to, or make an investment in, any Person, (3) make any capital expenditures, (4)(A) commence any case, proceeding or other action under any existing or future bankruptcy, insolvency or similar law seeking to have an order for relief entered with respect to it, or seeking reorganization, arrangement, adjustment, wind-up, liquidation, dissolution,
composition    or  other  relief  with  respect  to it or its debts, (B) seek appointment of a receiver, trustee, custodian or other similar official for it or any part of its assets, (C) make a general assignment for the benefit of creditors, or (D) take any action in furtherance of, or consenting or acquiescing in, any of the foregoing, (5) guarantee (directly or indirectly), endorse or otherwise become contingently liable (directly or indirectly) for the obligations of, or own or purchase any stock, obligations or securities of or any other interest in, or make any capital contribution to, any other Person, (6) merge or consolidate with any other Person, (7) engage in any other action that bears on whether the separate legal identity of the Transferor will be respected, including without limitation (A) holding itself out as being liable for the debts of any other party or (B) acting other than in its corporate name and through its duly authorized officers or agents, or
(8) create, incur, assume, or in any manner become liable in respect of any indebtedness other than trade payables and expense accruals incurred in the ordinary course of business and which are incidental to its business purpose; provided, however, that the Transferor may take any action prohibited by this clause (8) if (y) the Transferor shall cause, prior to the taking of such action, an Opinion of Counsel experienced in federal bankruptcy matters, in substance satisfactory to the Trustee, the Certificateholders, MBIA and the Rating Agencies, to be delivered to the Trustee, the Certificateholders, MBIA and the Rating Agencies and (z) the Rating Agencies shall indicate in writing that the taking of such action will not affect the then current rating of any Certificates or the shadow rating of this transaction. The Transferor shall not amend any article in its Certificate of Incorporation that deals with any matter discussed above without the prior written consent of MBIA. On or before April 15 of each year, so long as this Trust and Security Agreement has not terminated, the Transferor shall furnish to each Certificateholder, MBIA and the Trustee an Officer's Certificate confirming that the Transferor has complied with its obligations under this paragraph.

     (j) Directors. The Transferor agrees that at all times, at least two of the directors and one of the executive officers of the Transferor (or two persons, one of whom is serving as both a director and an executive officer) will not be a director, officer or employee of any direct or ultimate parent, or Affiliate of the parent or of the Transferor; provided, however, that such independent directors and officers may serve in similar capacities for other "special purpose corporations" formed by the Company and its Affiliates. The Transferor's Certificate of Incorporation shall at all times provide that such independent directors shall have a fiduciary duty to the Holders of the Certificates.

     (k)        Tax Treatment. The Transferor shall comply at all times with
Section 2.11 hereof and its records shall reflect such intended tax treatment.

     (l) Notice of Trigger Events. Upon the Transferor's obtaining knowledge of the occurrence of any Trigger Event, Class B Event or Re-liening Trigger Event, the Transferor shall within one Business Day of obtaining such knowledge notify MBIA, the Trustee and the Certificateholders of such occurrence.

     (m) Enforcement of this Trust and Security Agreement and Loan Acquisition Agreement. The Transferor will take all actions necessary, and diligently pursue all remedies available to it, to the extent commercially reasonable, to enforce the obligations of the Servicer under the Servicing Agreement and Monaco under the Loan Acquisition Agreement and to secure its rights thereunder.

     (n) Transferor May Consolidate, etc., Only on Certain Terms. The Transferor shall not consoli-date or merge with or into any other Person or convey or transfer its properties and assets substantially as an entirety to any Person, unless:

     (i) the Person (if other than the Transferor) formed by or surviving such consolidation or merger or which acquires by conveyance or transfer the properties and assets of the Transferor substantially as an entirety shall be a Person organized and existing as a corporation under the laws of the United States of America or any State thereof and shall have expressly assumed, by an agreement supplemental hereto, executed and delivered to the Trustee, in form and substance reasonably satisfactory to the Trustee, MBIA and the Certificateholders, the obligation and covenants of this Trust and Security Agreement and the Loan Acquisition Agreement on the part of the Transferor to be performed or observed;

     (ii) immediately after giving effect to such transaction, no Event of Default or Default shall have occurred and be continuing;

     (iii) the Transferor shall have delivered to the Trustee an Officer's Certificate and an Opinion of Counsel each stating that such consolidation, merger, conveyance or transfer and such Supplement comply with this Article and that all conditions precedent herein provided for relating to such transaction have been complied with and an Opinion of Counsel, for the benefit of MBIA, the Trustee and the Certificateholders confirming the enforceability of documents in connection with such consolidation, merger, conveyance or transfer;

     (iv) such consolidation, merger, conveyance or transfer shall be on such terms as shall fully preserve the lien and security of this Trust and Security Agreement, the perfection and priority thereof and the rights and powers of the Trustee, MBIA and the Certificateholders;

     (v) the surviving corporation shall be a "special purpose corporation" having an organizational charter substantially similar to the certificate of incorporation of the Transferor including specific limitations on its business purposes, and provisions for independent directors;

     (vi) MBIA shall have given its prior written consent, which consent shall not be unreasonably withheld or delayed; and

     (vii) the Transferor shall have caused the Trustee to receive a letter from the Rating Agencies to the effect that solely as a result of such transaction, the rating issued with respect to the Class A Certificates will not be downgraded and MBIA shall have received notice with respect to the shadow rating and capital charge for the transaction.

     (o) Successor Substituted. Upon any consolidation or merger, or any conveyance or transfer of the properties and assets of the Transferor substantially as an entirety in accordance with this Trust and Security Agreement, the Person formed by or surviving such consolidation or merger (if other than the Transferor) or the Person to which such conveyance or transfer is made shall succeed to, and be substituted for, and may exercise every right and power of, the Transferor under this Trust and Security Agreement with the same effect as if such Person had been named as the Transferor herein. In the event of any such conveyance or transfer, the Person named as the "Transferor" in the first paragraph of this Trust and Security Agreement or any successor which shall theretofore have become such in the manner prescribed in this Article shall be released from its liabilities and from its obligations under this Trust and Security Agreement and may be dissolved, wound-up and liquidated at any time thereafter.

     (p)          Use  of  Proceeds.    The  proceeds  from  the sale of the
Certificates will be used by the Transferor (a) to pay the purchase price of the Loan Assets pursuant to the Loan Acquisition Agreement and Purchase Agreement, (b) to pay the expenses associated with this transaction, and (c) for general corporate purposes. None of the transactions contemplated in this Trust and Security Agreement, the Servicing Agreement or the Loan Acquisition Agreement (including the use of the proceeds from the sale of the Certificates) will result in a violation of Section 7 of the Securities and Exchange Act of 1934, as amended, or any regulations issued pursuant thereto, including Regulations G, T, U and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter II. The Transferor does not own or intend to carry or purchase any "margin security" within the meaning of said Regulation G, including margin securities originally issued by it or any "margin stock" within the meaning of said Regulation U.

     (q) Maintenance of Office or Agency. The Transferor will maintain an office or agency within the United States of America where Certificates may be presented or surrendered for payment, where Certificates may be surrendered for registration of transfer or exchange and where notices and demand to or upon the Transferor in respect of the Certificates and this Trust and Security Agreement may be served. The Transferor hereby initially appoints the Trustee as the Paying Agent and its Corporate Trust Office as the office for each of said purposes. The Transferor will give 30 days prior written notice to the Trustee, MBIA and the Certificateholders of any change in the identity of the Paying Agent or the location, of any such office or agency. If at any time the Transferor shall fail to maintain any such office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the Trustee, and the Transferor hereby appoints the Trustee its agent to receive all such presentations, surrenders, notices and demands.

     SECTION 11.3. LIMITATION ON LIABILITY OF DIRECTORS, OFFICERS, OR EMPLOYEES OF THE TRANSFEROR

     (a)      Limitation on Liability of Directors, Officers, or Employees of
the  Transferor.    The  directors,  officers, or employees of the Transferor
shall not be under any liability to the Trust, MBIA, the Trustee, the Certificateholders, the Company, the Servicer, the Back-up Servicer or any other Person hereunder or pursuant to any document delivered hereunder, it being expressly understood that all such liability is expressly waived and released as a condition of, and as consideration for, the execution of this Trust and Security Agreement and the issuance of the Certificates.

     (b) Parties Will Not Institute Insolvency Proceedings. During the term of this Agreement and for one year and one day after the termination hereof, none of the parties hereto or any Affiliate thereof will file any involuntary petition or otherwise institute any bankruptcy, reorganization, arrangement, insolvency or liquidation proceeding or other proceeding under any federal or state bankruptcy or similar law against the Transferor.

                                 ARTICLE XII
                         ACCOUNTS AND ACCOUNTINGS

     SECTION  12.1.        COLLECTION OF MONEY

     Except as otherwise expressly provided herein, the Trustee may demand payment or delivery of, and shall receive and collect, directly and without intervention or assistance of any fiscal agent or other intermediary, all money and other property payable to or receivable by the Trustee pursuant hereto. The Trustee shall, upon request from the Servicer, provide the Servicer with sufficient information regarding the amount of collections deposited by the Trustee in the accounts established pursuant to this Article Twelve, in order to permit the Servicer to perform its duties under the Servicing Agreement. The Trustee shall hold all such money and property so received by it as part of the Trust Estate and shall apply it as provided herein. If any Loan Contract becomes a Defaulted Loan Contract, the Trustee, upon Transferor or Servicer request may, and upon the request of MBIA or if an MBIA Default or Termination has occurred and is continuing, the Controlling Holders shall take such action as may be appropriate to enforce such payment or performance, including the institution and prosecution of appropriate Proceedings. Any such action shall be without prejudice to any right to claim a Default or Event of Default under this Agreement and to proceed thereafter as provided in Article Six hereof. If the Transferor receives any amounts payable to or receivable by the Trustee pursuant to this Agreement, the
Transferor shall immediately, but not later than two Business Days after receipt, remit such amounts to the Trustee for deposit in the Collection Account. As of the Closing Date, the Servicer shall cause all payments theretofore made with respect to the Loan Contracts that were received after the Cut-Off Date by the Servicer to be deposited into the Collection Account for the benefit of the Certificateholders and MBIA.

     SECTION  12.2.          COLLECTION  ACCOUNT;  PAYMENTS

     (a) On or prior to the Closing Date, the Trustee shall open and maintain an Eligible Account at its Corporate Trust Office in its name for the benefit of MBIA and the Certificateholders (the "Collection Account") for receipt of (i) payments deposited into the Collection Account in accordance with Section 3.03 of the Servicing Agreement, (ii) with respect to the Class A Certificates, proceeds of claims made under the Certificate Insurance Policy, in accordance with Article Eight hereof, and (iii) any income and gain from investments in Eligible Investments. Funds in the Collection Account shall not be commingled with any other monies. All payments to be made from time to time to the Certificateholders out of funds in the Collection Account pursuant to this Trust and Security Agreement shall be made by the Trustee. All monies deposited from time to time in the Collection Account pursuant to this Trust and Security Agreement shall be held by the Trustee as part of the Trust Estate as herein provided.

     (b) Upon Transferor order, the Trustee shall invest the funds in the Trust Accounts in Eligible Investments; provided however, that proceeds of claims under the Certificate Insurance Policy shall remain uninvested. The Transferor order shall specify the Eligible Investments in which the Trustee shall invest, shall state that the same are Eligible Investments and shall further specify the percentage of funds to be invested in each Eligible Investment. No such Eligible Investment shall mature later than the second Business Day preceding the next following Payment Date and shall not be sold or disposed of prior to its maturity; provided that, Eligible Investments of the type described in clause (a) of the definition of Eligible Investments may mature on such Payment Date. In the absence of an Transferor order, the Trustee shall invest funds in the Collection Account in Eligible Investments described in clause (f) of the definition thereof. Eligible Investments shall be made in the name of the Trustee for the benefit of the Certificateholders and MBIA. The Trustee shall provide to the Servicer and MBIA monthly written confirmation of such investments, describing the Eligible Investments in which such amounts have been invested. Any funds not so invested must be insured by the Federal Deposit Insurance Corporation.

     (c) Any income or other gain from investments in Eligible Investments as outlined in (b) above shall be credited to the Collection Account and any loss resulting from such investments shall be charged to such account; provided, however, that the Transferor shall make or cause to be made no later than the applicable Payment Date a deposit to the Collection Account to the extent of any losses therein. Except as otherwise specifically set forth herein, the Trustee shall not be liable for any loss incurred on any funds invested in Eligible Investments pursuant to the provisions of this Section
12.02  (other  than in its capacity as obligor under any Eligible Investment).

     (d) On each Payment Date if either no Default or Event of Default shall have occurred and be continuing or a Default or Event of Default shall have occurred and be continuing but the entire Certificate Balance of all Certificates shall not have been declared due and payable pursuant to Section
6.02 hereof, then on such Payment Date, after making all transfers and deposits to the Collection Account pursuant to Section 12.02(a) hereof, the Trustee shall withdraw from the Collection Account including the reinvestment income therein, and shall make the following disbursements in the following order in accordance with the provisions of and instructions on the Monthly Servicer's Report; provided, however, that (x) the proceeds of claims under the Certificate Insurance Policy shall be used solely to pay the amounts due under paragraphs (iv) and (vii) of this Section 12.02(d) in accordance with the terms of the Certificate Insurance Policy; and (y) the Trustee shall withdraw from the Collection Account and make interest payments to Class A Certificateholders based on the Class A Certificate Balance and Class B
Certificateholders based on the Class B Certificate Balance even if it shall not have received the Monthly Servicer's Report:

     (i) to the Servicer, (A) the Servicer Fee then due and all Servicing Charges and (B) from amounts received as Recoveries from any Defaulted Loan Contracts, the amounts necessary to reimburse the Servicer for reasonable costs and expenses incurred by the Servicer (including reasonable attorney's fees and out-of-pocket expenses) in connection with the realization, attempted realization or enforcement of rights and remedies upon Defaulted Loan Contracts;

     (ii)          to  the  Trustee,  the  Trustee  Fee  then  due;

     (iii)         to the Back-up Servicer, the Back-up Servicer Fee then due;

     (iv) to the Class A Certificateholders, the interest due on that Payment Date on all Outstanding Class A Certificates and any overdue interest, to be applied as provided in Section 2.08 hereof;

     (v) to MBIA, the MBIA Premium then due to MBIA, together with any amounts previously paid by MBIA under the Certificate Insurance Policy with respect to any interest on the Class A Certificates and not heretofore repaid (without any interest thereon) in accordance with the Insurance Agreement;

     (vi) to the Class B Certificateholders, the interest due on that Payment Date on all Outstanding Class B Certificates and any overdue interest, to be applied as provided in Section 2.08 hereof;
     (vii) to the Class A Certificateholders, the Class A Principal Distribution Amount, and any Class A Principal Distribution Amount for a prior Payment Date not paid to the Class A Certificateholders;

     (viii) to MBIA, any amounts previously paid by MBIA under the Certificate Insurance Policy and any other amounts due to MBIA under the Insurance Agreement and not heretofore repaid, together with interest thereon in accordance with the Insurance Agreement;

     (ix) to (A) the Trustee and the Back-up Servicer, any other amounts due and owing the Trustee or the Back-up Servicer as expressly provided herein, provided such amounts have been reasonably approved by MBIA, and (B) a successor Servicer after a successor Servicer has been appointed pursuant to
Section 6.02 of the Servicing Agreement, the Additional Servicer Fee, if any; provided such Additional Servicer Fee shall have been reasonably approved by MBIA and (C) a successor Servicer or the Trustee, any reasonable Transition Costs incurred by any successor Servicer or the Trustee;

     (x) to the Class A Certificateholders, following the occurrence of a Trigger Event that has not been waived by MBIA, all remaining amounts on deposit in the Collection Account (the "Additional Principal Amount") until the Class A Certificates have been paid in full;

     (xi) on or after a Payment Date following a Re-liening Trigger Event and receipt by the Trustee of written notice from MBIA that either (a) 90 days have elapsed since the Re-liening Trigger Event and the Company has not filed applications for new certificates of title on at least 75% of the vehicles which were not liened in the name of the Trustee as of the date of the Re-liening Trigger Event or (b) 120 days have elapsed since the Re-liening Trigger Event and the Company has not filed applications for new certificates of title on 100% of the vehicles which were not liened in the name of the Trustee as of the date of the Re-liening Trigger Event, to accumulate money in the Re-liening Expense Account until the total amount deposited in such account equals the product of $25 and the number of cars for which applications for new certificates of title had not yet been filed (as specified in the notice from MBIA);

     (xii) on or after a Payment Date following a Re-liening Trigger Event, if there are insufficient funds in the Re-Liening Expense Account, to reimburse the Trustee for any reasonable out-of-pocket expenses incurred by the Trustee in obtaining new certificates of title noting the Trustee's security interest in the cars not already titled in its name;

     (xiii) to the Class B Certificateholders, the Class B Principal Distribution Amount;

     (xiv) to the Servicer, amounts necessary to reimburse the Servicer for amounts paid by it for any Force Placed Insurance Premiums;

     (xv) to or upon the order of the Transferor, any remaining amounts on deposit in the Collection Account.

     (e) Prior to any Redemption Date, the Transferor shall cause the Trustee to open and maintain a trust account at the Corporate Trust Office (the "Redemption Account") in the name of the Trustee for the benefit of Certificateholders and MBIA, for the receipt of the Redemption Price of any Certificates to be redeemed in accordance with Article Ten hereof. On any Redemption Date, the Trustee shall withdraw the applicable Redemption Price from the Redemption Account and the Paying Agent shall remit the Redemption Price to the applicable Certificateholders in accordance with Section 10.04 hereof. Moneys in the Redemption Account shall be invested in Eligible Investments that mature no later than two Business Days prior to the relevant Redemption Date. Eligible Investments shall be made in the name of the Trustee for the benefit of the Certificateholders and MBIA. Any monies deposited in the Redemption Account for purposes of redeeming Certificates pursuant to Article Ten hereof shall, subject to Section 7.16 hereof, remain in the Redemption Account until used to redeem such Certificates.

     (f) Upon the occurrence of a Re-liening Trigger Event and receipt by the Trustee of written notice from MBIA that either 90 days have elapsed since the Re-liening Trigger Event and the Company has not filed applications for new certificates of title on at least 75% of the vehicles which were not liened in the name of the Trustee as of the date of the Re-liening Trigger
Event, or 120 days have elapsed since the Re-liening Trigger Event and the Company has not filed applications for new certificates of title on 100% of the vehicles which were not liened in the name of the Trustee, the Trustee shall open and maintain a trust account at the Corporate Trust Office (the "Re-Liening Expense Account") in the name of the Trustee for the benefit of Certificateholders and MBIA, for the receipt of deposits pursuant to Section 12.02(d)(xi). The Trustee shall be entitled to reimburse itself out of the Re-liening Expense Account for any reasonable out-of-pocket expenses incurred by the Trustee in obtaining new certificates of title noting the Trustee's security interest in the vehicles not already liened in its name.

     SECTION 12.3.     REPORTS BY THE TRUSTEE

     (a) On each Payment Date the Trustee shall account to each Holder of Certificates on which payments of principal and interest are then being made the amount which represents principal and the amount which represents interest, and shall contemporaneously advise the Transferor and MBIA of all such payments. The Trustee will satisfy its obligations under this Section
12.03 by delivering the Monthly Servicer's Report to each such Holder of the Certificates, MBIA, the Transferor, the Rating Agencies and the Placement Agent.

     (b) The Trustee shall, on a monthly basis beginning on the first Calculation Date, confirm the credit rating or, if more than one credit rating has been assigned, each such credit rating of each institution in which funds are invested pursuant to the definition of Eligible Investments and shall promptly notify the Certificateholders and MBIA if any such credit rating has been lowered.

     (c) At least annually, or as otherwise required by law, the Trustee shall distribute to Certificateholders any information returns, or other tax information as is required by applicable tax law to be distributed to Certificateholders. Such information shall be provided to the Trustee by the Servicer. The Trustee, upon written request, will furnish the Servicer with all information known to the Trustee as may be reasonably required in connection with the preparation by the Servicer of returns. In no event shall the Trustee be liable for any liabilities, costs or expenses of the Trust Estate or the Certificateholders arising under any tax law, including without limitation, Federal, state, or local income or franchise taxes or any other tax imposed on or measured by income.

                                 ARTICLE XIII
                     PROVISIONS OF GENERAL APPLICATION

     SECTION  13.1.      ACTS OF CERTIFICATEHOLDERS

     (a) Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Trust and Security Agreement to be given or taken by Certificateholders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Certificateholders in person or by an agent duly appointed in writing; and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments are delivered to the Trustee, and, where it is hereby expressly required, to the Transferor. Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "Act" of the Certificateholders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Trust and Security Agreement and (subject to Section 7.01 hereof) conclusive in favor of the Trustee and the Transferor, if made in the manner provided in this Section 13.01.

     (b) The fact and date of the execution by any Person of any such instrument or writing may be proved in any manner which the Trustee deems sufficient.

     (c) The ownership of Certificates shall be proved by the Certificate Register.

     (d) Any request, demand, authorization, direction, notice, consent, waiver or other action by the Holder of any Certificate shall bind the Holder of every Certificate issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof, in respect of anything done, omitted or suffered to be done by the Trustee or the Transferor in reliance thereon, whether or not notation of such action is made upon such Certificate.

     SECTION  13.2.          NOTICES,  ETC.,  TO TRUSTEE, MBIA, TRANSFEROR AND
SERVICER

     Any request, demand, authorization, direction, notice, consent, waiver or Act of Certificateholders or other document provided or permitted hereby to be made upon, given or furnished to, or filed with any party hereto shall be sufficient for every purpose hereunder if in writing and telecopied or mailed, first-class postage prepaid and addressed to the appropriate address below:

     (a) to the Trustee at Sixth Street & Marquette Avenue, Minneapolis, Minnesota 55479-0070, or at any other address previously furnished in writing to the Transferor, MBIA, the Certificateholders and the Servicer; or

     (b) to MBIA at MBIA Insurance Corporation, 113 King Street, Armonk, New York 10504, Attention: Insured Portfolio Management - Structured Finance, or at any other address previously furnished in writing by MBIA to the Trustee, the Certificateholders, the Servicer and the Transferor; or

     (c) to the Transferor at 370 17th Street, Suite 5060C, Denver, Colorado 80202, or at any other address previously furnished in writing to the Trustee, MBIA, the Certificateholders and the Servicer by the Transferor; or

     (d) to the Servicer at 370 17th Street, Suite 5060, Denver, Colorado 80202, or at any other address previously furnished in writing to the
Trustee,  MBIA,  the  Certificateholders  and  the  Transferor.

     (e) to each of (i) Standard & Poors, Attention: Asset Backed Surveillance Group, 26 Broadway, New York, NY 10004, and (ii) Moody's Investor Service, ABS Monitoring Group, 99 Church Street, New York, NY 10007.

     SECTION 13.3.     NOTICES TO CERTIFICATEHOLDERS; WAIVER

     Where this Trust and Security Agreement provides for notice to Certificateholders of any event, such notice shall be sufficiently given (unless otherwise herein expressly provided) if in writing and mailed, first-class postage prepaid, to each Certificateholder affected by such event, at his address as it appears on the Certificate Register, not later than the latest date, and not earlier than the earliest date, prescribed for the giving of such notice. In any case in which notice to Certificateholders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Certificateholder shall affect the sufficiency of such notice with respect to other Certificateholders, and any notice which is mailed in the manner herein provided shall conclusively be presumed to have been duly given.

     Where this Trust and Security Agreement provides for notice in any manner, such notice may be waived in writing by any Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Certificateholders shall be filed with the Trustee, but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such waiver.

     In case, by reason of the suspension of regular mail service as a result of a strike, work stoppage, or similar activity, it shall be impractical to mail notice of any event to Certificateholders when such notice is required to be given pursuant to any provision of this Trust and Security Agreement, then any manner of giving such notice as shall be satisfactory to the Trustee shall be deemed to be a sufficient giving of such notice.

     SECTION 13.4.     EFFECT OF HEADINGS AND TABLE OF CONTENTS

     The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

     SECTION  13.5.       SUCCESSORS AND ASSIGNS

     All covenants and agreements in this Trust and Security Agreement by the Transferor shall bind its successors and assigns, whether so expressed or not.
 There shall be no assignment hereof by the Transferor, except in accordance with the provisions of Section 11.02(n) hereof.

     SECTION  13.6.          SEPARABILITY

     In case any provision in this Trust and Security Agreement or in the Certificates shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

     SECTION 13.7.     BENEFITS OF TRUST AND SECURITY AGREEMENT

     Nothing in this Trust and Security Agreement or in the Certificates, express or implied, shall give to any Person, other than the parties hereto, the Certificateholders, and any Paying Agent which may be appointed pursuant to the provisions hereof, and any of their successors hereunder, any benefit or any legal or equitable right, remedy or claim under this Trust and Security Agreement or under the Certificates, except that MBIA is an express third party beneficiary to this Trust and Security Agreement and is entitled to enforce the provisions hereof as if it were a party hereto.

     SECTION  13.8.          LEGAL HOLIDAYS

     In any case in which the date of any Payment Date or the Stated Maturity or Expected Maturity of any Certificate shall not be a Business Day, then (notwithstanding any other provision of a Certificate or this Trust and Security Agreement) payment of principal or interest need not be made on such date, but may be made on the next succeeding Business Day with the same force and effect as if made on the nominal date of any such Stated Maturity, Expected Maturity or Payment Date and, assuming such payment is actually made on such subsequent Business Day, no additional interest shall accrue on the amount so paid for the period from and after any such nominal date.

     SECTION  13.9.          GOVERNING  LAW

     This Trust and Security Agreement and each Certificate shall be construed in accordance with and governed by the internal laws of the State of New York applicable to agreements made and to be performed therein, without regard to the conflict of laws provisions of any State.

     SECTION  13.10.          COUNTERPARTS

     This Trust and Security Agreement may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

     SECTION  13.11.        CORPORATE OBLIGATION

     No recourse may be taken, directly or indirectly, against any incorporator, subscriber to the capital stock, stockholder, employee, officer or director of the Transferor or of any predecessor or successor of the Transferor with respect to the Transferor's obligations on the Certificates or under this Trust and Security Agreement or any certificate or other writing delivered in connection herewith.

     SECTION 13.12.     COMPLIANCE CERTIFICATES AND OPINIONS

     Upon any application, order or request by the Transferor or the Servicer to the Trustee to take any action under any provision of this Trust and Security Agreement for which a specific request is required hereunder, the Transferor or the Servicer, as applicable, shall furnish to the Trustee an Officer's Certificate of the Transferor or the Servicer, as applicable, stating that all conditions precedent, if any, provided for herein relating to the proposed action have been complied with, except that in the case of any such application or request as to which the furnishing of a different certificate is specifically required by any provision of this Trust and Security Agreement relating to such particular application or request, no additional certificate need be furnished.

     Every certificate or opinion with respect to compliance with a condition or covenant provided for herein shall include:

     (a) a statement that each individual signing such certificate or opinion has read or has caused to be read such covenant or condition and the definitions herein relating thereto;

     (b) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

     (c) a statement that, in the opinion of each such individual, such individual has made such examination or investigation as is necessary to enable such individual to express an informed opinion as to whether or not such covenant or condition has been complied with; and

     (d) a statement as to whether, in the opinion of each such individual, such condition or covenant has been complied with.

     SECTION  13.13.      MBIA DEFAULT OR TERMINATION

     If an MBIA Default or Termination occurs and is continuing, MBIA's right to consent hereunder and under any other Transaction Document and to direct the Trustee shall be suspended until remedied and, in such event, in all provisions of this Agreement wherein MBIA's consent or direction is required or permitted, the consent or direction of the Controlling Holders shall be required or permitted during such period of suspension; provided, however, notwithstanding anything else to the contrary, MBIA's consent shall be required for any amendment to this Agreement which materially and adversely affects MBIA's interests.

     SECTION  13.14.          NOTIFICATIONS

     Notwithstanding any provision to the contrary contained in this Trust and Security Agreement, all reports, notices, consents and communications which are required, by the terms of this Trust and Security Agreement, to be delivered by MBIA, the Certificateholders or the Controlling Holders to the Trustee, as the context requires, shall be required to be delivered to the Trustee in writing.

IN WITNESS WHEREOF, the Transferor, the Servicer, the Back-up Servicer and the Trustee have caused this Trust and Security Agreement to be duly executed by their respective officers thereunto duly authorized as of the date and year first above written.


NORWEST  BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee and Back-up Servicer

By:  /s/  Eileen  R.  Stelzner
     --------------------------------
    Name:  Eileen  R.  Stelzner
    Title:  Corporate  Trust  Officer



MONACO  FINANCE,  INC.,  as  Servicer

By: /s/  Morris  Ginsburg
    -----------------------
    Name:  Morris  Ginsburg
    Title:President



MF  RECEIVABLES  CORP.  II,  as  Transferor

By: /s/  Morris  Ginsburg
    -----------------------
    Name:  Morris  Ginsburg
    Title:President

                                EXHIBIT
                                 10.54


                                                                     EXHIBIT A

                         FORM OF CLASS A CERTIFICATE

THIS CERTIFICATE HAS NOT BEEN AND WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR ANY STATE SECURITIES LAWS, AND MAY NOT BE SOLD OR OTHERWISE TRANSFERRED, PLEDGED OR HYPOTHECATED EXCEPT IN COMPLIANCE WITH THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS. THE TRANSFER OF THIS CERTIFICATE IS SUBJECT TO CERTAIN RESTRICTIONS AND CONDITIONS SET FORTH IN THE TRUST AND SECURITY AGREEMENT UNDER WHICH THIS CERTIFICATE IS ISSUED (A COPY OF WHICH IS AVAILABLE FROM THE TRUSTEE UPON REQUEST).

DUE TO THE PROVISIONS FOR THE AMORTIZATION OF PRINCIPAL CONTAINED HEREIN, THE OUTSTANDING PRINCIPAL AMOUNT OF THIS CERTIFICATE ON ANY PARTICULAR DATE MAY BE LESS THAN THE AMOUNT SHOWN ON THE FACE HEREOF. ANYONE PURCHASING THIS CERTIFICATE MAY ASCERTAIN THE OUTSTANDING PRINCIPAL AMOUNT HEREOF BY INQUIRY OF THE TRUSTEE. EACH HOLDER OF THIS CERTIFICATE, BY ACCEPTANCE OF ITS CERTIFICATE, AGREES THAT UNTIL THE CLASS A CERTIFICATES ARE PAID IN FULL AND FOR ONE YEAR AND ONE DAY THEREAFTER, OR UNTIL AN MBIA DEFAULT OR TERMINATION HAS OCCURRED, SUCH HOLDER OR ANY AFFILIATE THEREOF WILL NOT FILE ANY INVOLUNTARY PETITION OR OTHERWISE INSTITUTE ANY BANKRUPTCY, REORGANIZATION, ARRANGEMENT, INSOLVENCY OR LIQUIDATION PROCEEDING OR OTHER PROCEEDING UNDER ANY FEDERAL OR STATE BANKRUPTCY OR SIMILAR LAW AGAINST THE TRANSFEROR.


No.                                                   $[                     ]



                    MF RECEIVABLES AUTO LOAN TRUST 1997-1
                  6.71% CLASS A AUTO LOAN BACKED CERTIFICATE

 Evidencing an undivided fractional interest in the Trust Estate, the property of which includes, among other things, certain Loan Assets and monies on deposit in the Collection Account.





            Registered Owner:     [Class A Certificate Purchaser]

CLOSING  DATE:  June 26, 1997               STATED MATURITY: December 14, 2002

     THIS CERTIFIES THAT the registered owner specified above is the owner of an undivided fractional interest in the Trust Estate, created by MF Receivables Corp. II (the "Transferor"), pursuant to the Trust and Security Agreement, dated as of June 1, 1997, among the Transferor, Monaco Finance, Inc. and Norwest Bank Minnesota, National Association, as Trustee and Back-up Servicer, a summary of certain of the pertinent provisions of which is set forth herein. To the extent not otherwise defined herein, capitalized terms used herein have the meanings assigned to them in the Trust and Security
Agreement. This Class A Certificate is issued under and is subject to the terms, provisions and conditions of the Trust and Security Agreement, to which the Holder of this Certificate by virtue of the acceptance hereof assents and by which such Holder is bound.

     The Class A Certificates shall bear interest on the Class A Certificate Balance thereof for each applicable Accrual Period at the Class A Interest Rate (calculated on the basis of a 360-day year consisting of 12 months of 30 days each), until the last day of the Accrual Period preceding the Final Payment Date and (to the extent that the payment of such interest shall be legally enforceable) on any overdue installment of interest from the date such interest became due and payable (giving effect to any applicable grace periods) until fully paid. Interest shall be due and payable in arrears on each Payment Date, with each payment of interest calculated as described above on the Class A Certificate Balance as of the close of business on the preceding Payment Date.

     The principal of the Class A Certificates shall be payable in installments on each Payment Date ending no later than the Stated Maturity unless such Certificates become due and payable at an earlier date by declaration of acceleration, call for redemption or otherwise. All reductions in the principal amount of a Class A Certificate effected by payments of installments of principal made on any Payment Date shall be binding upon all future Holders of such Certificate and of any Certificate issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof, whether or not such payment is noted on such Certificate. Each installment of principal payable on the Class A Certificates shall be in an amount equal to the Class A Principal Distribution Amount and the Additional Principal Amount, if any, available to be paid in accordance with the priorities of Sections 12.02(d) of the Trust and Security Agreement. The principal payable on the Class A Certificates shall be paid on each Payment Date beginning on the Initial Payment Date and ending on the Final Payment Date on a pro rata basis based upon the relative face amount of each Certificate of such Class.

     The principal of and interest on the Class A Certificates are payable by check mailed by first-class mail to the Person whose name appears as the Registered Holder of such Certificate on the Certificate Register at the address of such Person as it appears on the Certificate Register or by wire transfer in immediately available funds to the account specified in writing to the Trustee by such Registered Holder at least five Business Days prior to the Record Date for the Payment Date on which wire transfers will commence, in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts. Except as set forth in the final sentence of this paragraph, all payments on the Certificates shall be paid without any requirement of presentment. The Transferor shall notify MBIA, the Rating Agencies and the Person in whose name a Certificate is registered at the close of business on the Record Date next preceding the Payment Date on which the Transferor expects that the final installment of principal of such Certificate will be paid that the Transferor expects that such final installment will be paid on such Payment Date. Such notice shall be mailed no later than the tenth day prior to such Payment Date and shall specify the place where such Certificate may be surrendered. Funds representing any such checks returned undeliverable shall be held in accordance with Section 7.16 of the Trust and Security Agreement. Each
Certificateholder shall surrender its Certificate to the Trustee prior to payment of the final installment of principal of such Certificate.

     This Certificate is one of a duly authorized issue of Certificates designated as the $42,646,534 Class A Auto Loan Backed Certificates, Due December 14, 2002 (herein called the "Class A Certificates") issued and to be issued under the Trust and Security Agreement (the "Trust and Security Agreement"), dated as of June 1, 1997, among the Transferor, Monaco Finance, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (the "Trustee") and Back-up Servicer (the "Back-up Servicer"). Reference is made to the Trust and Security Agreement for a statement of the respective rights thereunder of the Transferor, the Trustee and the Holders of the Certificates, and the terms upon which the Class A Certificates are, and are to be, authenticated and delivered.

     The Transferor has structured the Trust and Security Agreement and the Certificates with the intention that (i) the Class A Certificates and Class B Certificates be treated as nonrecourse debt of the Transferor secured by the Trust Estate and (ii) the Trust be disregarded as an entity separate from the Transferor; provided that if and to the extent any Class of Certificates is determined not to constitute debt by an applicable taxing authority, the Transferor and the Certificateholders further intend that the Trust formed thereby be treated as a partnership, with the assets of the partnership including all of the assets comprising the Trust Estate and the partners of the partnership being the Certificateholders of such Class and the Transferor.
 The Transferor, the Trustee, the Servicer, MBIA and each Certificateholder, by acceptance of its Certificate (and any Person that is a beneficial owner of any interest in a Certificate, by virtue of such Person's acquisition of a beneficial interest therein) agree to report the transactions contemplated thereby in accordance with such stated intentions unless and until determined to the contrary by an applicable taxing authority. In connection therewith the Transferor shall, and shall be authorized to the extent necessary to (i) be designated as the "tax matters partner" of the Trust, (ii) maintain capital accounts and make partnership allocations in accordance with section 704 of the Code and (iii) file Form 8832 with the Internal Revenue Service and make the election provided for to have the Trust be classified as a partnership for federal income tax purposes.

     The property of the Trust Estate includes certain Loan Assets and certain other assets described in the Trust and Security Agreement. The Class A Certificates are payable out of the Trust Estate pari passu among such Class A Certificateholders equally and ratably without prejudice, priority or distinction between any Class A Certificate by reason of time of issue or otherwise. The Class A Certificates are payable only out of the Trust Estate and do not represent recourse obligations of the Transferor, Monaco Finance, Inc. or any affiliate thereof or any successor thereto. The Trust and Security Agreement pursuant to which this Class A Certificate is issued also provides for the issuance of Class B Certificates. Payments of principal and interest on the Class A Certificates and the Class B Certificates are prioritized pursuant to Section 12.02(d) of the Trust and Security Agreement.

     Unless earlier declared due and payable by reason of an Event of Default, the Certificates are payable only at the time and in the manner provided in the Trust and Security Agreement and are not redeemable or prepayable at the option of the Transferor before such time, except that the Class A Certificates shall be redeemable at the option of the Transferor, and in the absence of the exercise thereof, by MBIA in whole but not in part, at a redemption price equal to the Class A Certificate Balance plus accrued interest thereon to the date of redemption, at any time after the Class A Certificate Balance declines to 20% or less of the Initial Class A Certificate Balance. If an Event of Default as defined in the Trust and Security Agreement shall occur and be continuing, the principal of all the Certificates may become or be declared due and payable in the manner and with the effect provided in the Trust and Security Agreement.
As provided in the Trust and Security Agreement and subject to certain limitations therein set forth, the transfer of this Certificate may be registered on the Certificate Register of the Transferor upon surrender of this Certificate for registration of transfer at the office or agency of the Transferor in the United States of America maintained for such purpose, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Transferor and the Trustee and duly executed by the holder hereof or his attorney duly authorized in writing, and thereupon one or more new Class A Certificates of the same Stated Maturity of authorized denominations and for the same initial aggregate principal amount will be issued to the designated transferees.

     Prior to due presentment for registration of transfer of this Certificate, the Transferor, the Trustee and any agent of the Transferor or the Trustee shall treat the Person in whose name this Certificate is registered as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes whether or not this Certificate be overdue, and neither the Transferor, the Trustee, nor any such agent shall be affected by notice to the contrary.

     Each Holder of this Certificate, by acceptance of its Certificate, agrees that until the Class A Certificates are paid in full and for one year and one day thereafter, or until an MBIA Default or Termination has occurred, such holder or any Affiliate thereof will not file any involuntary petition or otherwise institute any bankruptcy, reorganization, arrangement, insolvency or liquidation proceeding or other proceeding under any federal or state bankruptcy or similar law against the Transferor.

     The Trust and Security Agreement permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Holders of the Certificates under the Trust and Security Agreement at any time by the Transferor, the Trustee, the Back-up Servicer, the Servicer and MBIA without the consent of the Holders of the Certificates. The Trust and Security Agreement also contains provisions permitting MBIA, on behalf of the Holders of all Certificates, to waive compliance by the Transferor with certain provisions of the Trust and Security Agreement and certain past defaults under the Trust and Security Agreement and their consequences. Any such consent or waiver shall be conclusive and binding upon the Holder of this Class A Certificate and upon all future Holders of this Class A Certificate and of any Class A Certificate issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof whether or not notation of such consent or waiver is made upon this Class A Certificate.

     The Certificates are issuable only in registered form without coupons in such authorized denominations as provided in the Trust and Security Agreement and subject to certain limitations therein set forth.

     This Class A Certificate and the Trust and Security Agreement shall be governed by and construed in accordance with the internal laws of the State of New York, without regard to conflicts of laws principles.

     No reference herein to the Trust and Security Agreement and no provision of this Class A Certificate or of the Trust and Security Agreement shall alter or impair the obligation of the Trust Estate to pay the principal of and interest on this Class A Certificate, but solely from the assets of the Trust Estate and the Certificate Insurance Policy at the times, place and rate, and in the coin or currency, herein prescribed.



                           STATEMENT OF INSURANCE

     MBIA has issued the certificate guaranty insurance policy (the "Policy") containing the following provisions, such Policy being on file at the offices of the Trustee at 6th Street and Marquette Avenue, Minneapolis, Minnesota 55479-0070.

     MBIA Insurance Corporation (the "Insurer"), in consideration of the payment of the premium and subject to the terms of the Policy, thereby unconditionally and irrevocably guarantees to any Owner that an amount equal to each full and complete Insured Payment will be received by Norwest Bank Minnesota, National Association, or its successor, as trustee for the Owners (the "Trustee"), on behalf of the Owners from the Insurer, for distribution by the Trustee to each Owner of each Owner's proportionate share of the Insured Payment. The Insurer's obligations under the Policy with respect to a particular Insured Payment shall be discharged to the extent funds equal to the applicable Insured Payment are received by the Trustee, whether or not such funds are properly applied by the Trustee. Insured Payments shall be made only at the time set forth in the Policy, and no accelerated Insured
Payments shall be made regardless of any acceleration of the Obligations, unless such acceleration is at the sole option of the Insurer.

     Notwithstanding the foregoing paragraph, the Policy does not cover shortfalls, if any, attributable to the liability of the Transferor, the Trust or the Trustee for withholding taxes, if any (including interest and penalties in respect of any such liability).

     The Insurer will pay any Insured Payment that is a Preference Amount on the Business Day following receipt on a Business Day by the Fiscal Agent (as described below) of (i) a certified copy of the order requiring the return of such preference payment, (ii) an opinion of counsel satisfactory to the Insurer that such order is final and not subject to appeal, (iii) an assignment in such form as is reasonably required by the Insurer, irrevocably assigning to the Insurer all rights and claims of the Owner relating to or arising under the Obligations against the debtor which made such preference payment or otherwise with respect to such preference payment and (iv) appropriate instruments to effect the appointment of the Insurer as agent for such Owner in any legal proceeding related to such preference payment, such instruments being in a form satisfactory to the Insurer, provided that if such documents are received after 12:00 noon, New York City time, on such Business Day, they will be deemed to be received on the following Business Day. Such payments shall be disbursed to the receiver or trustee in bankruptcy named in the final order of the court exercising jurisdiction on behalf of the Owner and not to any Owner directly unless such Owner has returned principal or interest paid on the Obligations to such receiver or trustee in bankruptcy, in which case such payment shall be disbursed to such Owner.

     The Insurer will pay any other amount payable under the Policy no later than 12:00 noon, New York City time, on the later of the Payment Date on which the related Deficiency Amount is due or the second Business Day following receipt in New York, New York on a Business Day by State Street Bank and Trust Company, N.A., as Fiscal Agent for the Insurer or any successor fiscal agent appointed by the Insurer (the "Fiscal Agent") of a Notice (as described below); provided that if such Notice is received after 12:00 noon, New York City time, on such Business Day, it will be deemed to be received on the following Business Day. If any such Notice received by the Fiscal Agent is not in proper form or is otherwise insufficient for the purpose of making claim under the Policy, it shall be deemed not to have been received by the Fiscal Agent for purposes of this paragraph, and the Insurer or the Fiscal Agent, as the case may be, shall promptly so advise the Trustee and the Trustee may submit an amended Notice.

     Insured Payments due under the Policy, unless otherwise stated therein, will be disbursed by the Fiscal Agent to the Trustee on behalf of the Owners by wire transfer of immediately available funds in the amount of the Insured Payment less, in respect of Insured Payments related to Preference Amounts, any amount held by the Trustee for the payment of such Insured Payment and legally available therefor.

     The Fiscal Agent is the agent of the Insurer only, and the Fiscal Agent shall in no event be liable to Owners for any acts of the Fiscal Agent or any failure of the Insurer to deposit, or cause to be deposited, sufficient funds to make payments due under the Policy.

     Subject to the terms of the Agreement, the Insurer shall be subrogated to the rights of each Owner to receive payments under the Obligations to the extent of any payment by the Insurer under the Policy.

     As used in the Policy, the following terms shall have the following meanings:

     "Agreement" means the Trust and Security Agreement dated as of June 1, 1997, among MF Receivables Corp. II, as Transferor, Monaco Finance, Inc., as Servicer, Norwest Bank Minnesota, National Association, as Back-up Servicer and as Trustee, without regard to any amendment or supplement thereto.

     "Business  Day"  means  any day other than (i) a Saturday, (ii) a Sunday,
(iii) a day on which banking institutions in New York City or in the city in which the principal place of business of the Transferor, the Servicer or the corporate trust office of the Trustee under the Agreement is located are authorized or obligated by law or executive order to close, or (iv) any day on which the Insurer is closed.

     "Deficiency Amount" means (a) for any Payment Date, any shortfall in amounts available in the Collection Account (after payment of all amounts payable pursuant to Sections 12.02(d)(i) through (iii) of the Agreement) to pay the interest due on the Obligations under Section 12.02(d)(iv) of the Agreement, (b) on the Stated Maturity, any shortfall in amounts available in the Collection Account (after the payment of all amounts payable pursuant to Section 12.02(d)(i) through (vi) of the Agreement) to pay the Class A Certificate Balance, plus (c) at the option of the Insurer in its sole discretion, for any Payment Date, any shortfall in amounts available in the Collection Account (after the payment of all amounts payable pursuant to Sections 12.02(d)(i) through (vi) of the Agreement) to pay the Class A Principal Distribution Amount under Section 12.02(d)(vii) of the Agreement but only if and to the extent that the Class A Certificate Balance on such Payment Date (after giving effect to payments of principal on such Payment Date) exceeds the Aggregate Loan Balance on the immediately preceding Calculation Date.

     "Insured Payment" means (i) as of any Payment Date, any Deficiency Amount and (ii) any Preference Amount.

     "Notice" means the telephonic or telegraphic notice, promptly confirmed in writing by fax substantially in the form of Exhibit A attached to the Policy, the original of which is subsequently delivered by registered or certified mail, from the Trustee specifying the Insured Payment which shall be due and owing on the applicable Payment Date.

     "Owner" means each Holder (as defined in the Agreement) of the Obligations who, on the applicable Payment Date, is entitled under the terms of such Obligations to payment thereunder.

     "Preference Amount" means any amount previously distributed to an Owner on the Obligations that is recoverable and sought to be recovered as a voidable preference by a trustee in bankruptcy pursuant to the United States Bankruptcy Code (11 U.S.C.), as amended from time to time, in accordance with a final nonappealable order of a court having competent jurisdiction.

     Capitalized terms used in the Policy and not otherwise defined in the Policy shall have the respective meanings set forth in the Agreement as of the date of execution of the Policy, without giving effect to any subsequent amendment or modification of the Agreement unless such amendment or modification has been approved in writing by the Insurer.


     Any notice under the Policy or service of process on the Fiscal Agent may be made at the address listed below for the Fiscal Agent or such other address as the Insurer shall specify in writing to the Trustee.

     The notice address of the Fiscal Agent is 61 Broadway, 15th Floor, New York, New York 10006 Attention: Municipal Registrar and Paying Agency, or such other address as the Fiscal Agent shall specify to the Trustee in writing.

     The Policy is being issued under and pursuant to, and shall be construed under, the laws of the State of New York, without giving effect to the conflict of laws principles thereof.

     The insurance provided by the Policy is not covered by the Property/Casualty Insurance Security Fund specified in Article 76 of the New York Insurance Law.

     The Policy is not cancelable for any reason. The premium on the Policy is not refundable for any reason including payment, or provision being made for payment, prior to maturity of the Obligations.

     Unless the certificate of authentication hereon has been executed by the Trustee by manual signature, this Class A Certificate shall not be entitled to any benefit under the Trust and Security Agreement or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, MF Receivables Corp. II has caused this instrument to be signed, manually, by its President or a Vice President.

MF  RECEIVABLES  CORP.  II

By:_____________________________
Name:___________________________
Title:____________________________

     This is one of the Class A Certificates described in the within-mentioned Trust and Security Agreement.

Dated:  June  26,  1997

NORWEST  BANK  MINNESOTA,  NATIONAL  ASSOCIATION

By:______________________________
     Authorized  Signatory

                                EXHIBIT
                                 10.55


                                                                     EXHIBIT B

                         FORM OF CLASS B CERTIFICATE

THIS CERTIFICATE HAS NOT BEEN AND WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR ANY STATE SECURITIES LAWS, AND MAY NOT BE SOLD OR OTHERWISE TRANSFERRED, PLEDGED OR HYPOTHECATED EXCEPT IN COMPLIANCE WITH THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS. THE TRANSFER OF THIS CERTIFICATE IS SUBJECT TO CERTAIN RESTRICTIONS AND CONDITIONS SET FORTH IN THE TRUST AND SECURITY AGREEMENT UNDER WHICH THIS CERTIFICATE IS ISSUED (A COPY OF WHICH IS AVAILABLE FROM THE TRUSTEE UPON REQUEST).

DUE TO THE PROVISIONS FOR THE AMORTIZATION OF PRINCIPAL CONTAINED HEREIN, THE OUTSTANDING PRINCIPAL AMOUNT OF THIS CERTIFICATE ON ANY PARTICULAR DATE MAY BE LESS THAN THE AMOUNT SHOWN ON THE FACE HEREOF. ANYONE PURCHASING THIS CERTIFICATE MAY ASCERTAIN THE OUTSTANDING PRINCIPAL AMOUNT HEREOF BY INQUIRY OF THE TRUSTEE.

THE RIGHTS OF THE HOLDER OF THIS CERTIFICATE TO RECEIVE PAYMENTS OF PRINCIPAL AND INTEREST AND ANY OTHER AMOUNTS ON EACH PAYMENT DATE ARE SUBORDINATED TO THE EXTENT SET FORTH IN THE TRUST AND SECURITY AGREEMENT. EACH HOLDER OF THIS CERTIFICATE, BY ACCEPTANCE OF ITS CERTIFICATE, AGREES THAT UNTIL THE CLASS A CERTIFICATES ARE PAID IN FULL AND FOR ONE YEAR AND ONE DAY THEREAFTER, SUCH HOLDER OR ANY AFFILIATE THEREOF WILL NOT FILE ANY INVOLUNTARY PETITION OR OTHERWISE INSTITUTE ANY BANKRUPTCY, REORGANIZATION, ARRANGEMENT, INSOLVENCY OR LIQUIDATION PROCEEDING OR OTHER PROCEEDING UNDER ANY FEDERAL OR STATE BANKRUPTCY OR SIMILAR LAW AGAINST THE TRANSFEROR.

No.  1                                                [                      ]



                MF RECEIVABLES CORP. II AUTO LOAN TRUST 1997-1
                     CLASS B AUTO LOAN BACKED CERTIFICATE

 Evidencing an undivided fractional interest in the Trust Estate, the property of which includes, among other things, certain Loan Assets and monies on deposit in the Collection Account.





              Registered Owner: [Class B Certificate Purchaser]

     CLOSING DATE: June 26, 1997          EXPECTED MATURITY: December 14, 2002

     THIS CERTIFIES THAT the registered owner specified above is the owner of an undivided fractional interest in the Trust Estate, created by MF Receivables Corp. II (the "Transferor"), pursuant to the Trust and Security Agreement, dated as of June 1, 1997, among the Transferor, Monaco Finance, Inc. and Norwest Bank Minnesota, National Association, as Trustee and Back-up Servicer, a summary of certain of the pertinent provisions of which is set forth herein. To the extent not otherwise defined herein, capitalized terms used herein have the meanings assigned to them in the Trust and Security
Agreement. This Class B Certificate is issued under and is subject to the terms, provisions and conditions of the Trust and Security Agreement, to which the Holder of this Certificate by virtue of the acceptance hereof assents and by which such Holder is bound.

     The Trust and Security Agreement pursuant to which this Class B Certificate is issued also provides for the issuance of Class A Certificates. Payments on this Class B Certificate are subordinated to the extent set forth in the Trust and Security Agreement.

     The Class B Certificates shall bear interest on the Class B Certificate Balance thereof for each applicable Accrual Period at the Class B Interest Rate (calculated on the basis of a 360-day year consisting of 12 months of 30 days each) until the last day of the Accrual Period preceding the Final
Payment Date and (to the extent that the payment of such interest shall be legally enforceable) on any overdue installment of interest from the date such interest became due and payable (giving effect to any applicable grace periods) until fully paid. Interest shall be due and payable in arrears on each Payment Date, with each payment of interest calculated as described above on the Class B Certificate Balance as of the close of business on the preceding Payment Date; provided that the payment of interest on the Class B Certificates is subordinate to the payment of interest on the Class A Certificates and to certain other payments in accordance with Section 12.02(d) of the Trust and Security Agreement.

     The principal of the Class B Certificates shall be payable in installments on each Payment Date ending no later than the Expected Maturity thereof unless such Certificate becomes due and payable at an earlier date by declaration of acceleration, call for redemption or otherwise. All reductions in the principal amount of a Class B Certificate effected by payments of installments of principal made on any Payment Date shall be binding upon all future Holders of such Certificate and of any Certificate issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof, whether or not such payment is noted on such Certificate. Each installment of principal payable on the Class B Certificates shall be in an amount equal to the Class B Principal Distribution Amount; provided that the payment of the Class B Principal Distribution Amount shall be subordinate to the payments of principal and interest on the Class A Certificates and to certain other payments in accordance with Section 12.02(d) of the Trust and Security Agreement. The principal payable on the Class B Certificates shall be paid on each Payment Date beginning on the Initial Payment Date and ending on the Final Payment Date on a pro rata basis based upon the relative face amount of each Class B Certificate.

     The principal of and interest on the Class B Certificates are payable by check mailed by first-class mail to the Person whose name appears as the Registered Holder of such Class B Certificate on the Certificate Register at the address of such Person as it appears on the Certificate Register or by wire transfer in immediately available funds to the account specified in writing to the Trustee by such Registered Holder at least five Business Days prior to the Record Date for the Payment Date on which wire transfers will commence, in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts. Except as set forth in the final sentence of this paragraph, all payments on the Class B Certificates shall be paid without any requirement of presentment. The Transferor shall notify MBIA, the Rating Agencies and the Person in whose name a Class B Certificate is registered at the close of business on the Record Date next preceding the Payment Date on which the Transferor expects that the final installment of principal of such Class B Certificate will be paid that the Transferor expects that such final installment will be paid on such Payment Date. Such notice shall be mailed no later than the tenth day prior to such Payment Date and shall specify the place where such Class B Certificate may be surrendered. Funds representing any such checks returned undeliverable shall be held in accordance with Section 7.16 of the Trust and Security Agreement. Each Class B Certificateholder shall surrender its Class B Certificate to the Trustee prior to payment of the final installment of principal of such Class B Certificate.

     This Certificate is one of a duly authorized issue of Certificates designated as the $2,569,068 Class B Auto Loan Backed Certificates, Due December 14, 2002 (herein called the "Class B Certificates") issued and to be issued under the Trust and Security Agreement (the "Trust and Security Agreement"), dated as of June 1, 1997, among the Transferor, Monaco Finance,

Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (the "Trustee") and Back-up Servicer. Reference is made to the Trust and Security Agreement for a statement of the respective rights thereunder of the Transferor, the Trustee and the Holders of the Certificates, and the terms upon which the Certificates are, and are to be, authenticated and delivered.

     The Transferor has structured the Trust and Security Agreement and the Certificates with the intention that (i) the Class A Certificates and Class B Certificates be treated as nonrecourse debt of the Transferor secured by the Trust Estate and (ii) the Trust be disregarded as an entity separate from the Transferor; provided that if and to the extent any Class of Certificates is determined not to constitute debt by an applicable taxing authority, the Transferor and the Certificateholders further intend that the Trust formed thereby be treated as a partnership, with the assets of the partnership including all of the assets comprising the Trust Estate and the partners of the partnership being the Certificateholders of such Class and the Transferor.
 The Transferor, the Trustee, the Servicer, MBIA and each Certificateholder, by acceptance of its Certificate (and any Person that is a beneficial owner of any interest in a Certificate, by virtue of such Person's acquisition of a beneficial interest therein) agree to report the transactions contemplated thereby in accordance with such stated intentions unless and until determined to the contrary by an applicable taxing authority. In connection therewith the Transferor shall, and shall be authorized to the extent necessary to (i) be designated as the "tax matters partner" of the Trust, (ii) maintain capital accounts and make partnership allocations in accordance with section 704 of the Code and (iii) file Form 8832 with the Internal Revenue Service and make the election provided for to have the Trust be classified as a partnership for federal income tax purposes.

     The property of the Trust Estate includes certain Loan Assets and certain other assets described in the Trust and Security Agreement; provided that the Holders of the Class B Certificates are not entitled to any interest in or benefit of the Certificate Insurance Policy issued by MBIA in respect of the Class A Certificates. The Class B Certificates issued under the Trust and Security Agreement are payable out of the Trust Estate pari passu among such Class B Certificateholders equally and ratably without prejudice, priority or distinction between any Class B Certificate by reason of time of issue or otherwise. The Class B Certificates are payable only out of the Trust Estate and do not represent recourse obligations of the Transferor, Monaco Finance, Inc. or any affiliate or successor thereof.

     Unless earlier declared due and payable by reason of an Event of Default, the Class B Certificates are payable only at the time and in the manner provided in the Trust and Security Agreement and are not redeemable or prepayable at the option of the Transferor before such time, except that the Certificates shall be redeemable at the option of the Transferor in whole but not in part, at a redemption price equal to the outstanding principal amount thereof plus accrued interest thereon to the date of redemption, at any time after the Class A Certificates have been redeemed or the Class A Certificate Balance has been reduced to zero. If an Event of Default as defined in the Trust and Security Agreement shall occur and be continuing, the principal of all the Class B Certificates may become or be declared due and payable in the manner and with the effect provided in the Trust and Security Agreement.

     As provided in the Trust and Security Agreement and subject to certain limitations therein set forth, the transfer of this Class B Certificate may be registered on the Certificate Register of the Transferor upon surrender of this Certificate for registration of transfer at the office or agency of the Transferor in the United States of America maintained for such purpose, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Transferor and the Trustee and duly executed by the holder hereof or his attorney duly authorized in writing, and thereupon one or more new Class B Certificates of the same Expected Maturity of authorized denominations and for the same initial aggregate principal amount will be issued to the designated transferees.

     Each Holder of this Certificate, by acceptance of its Certificate, agrees that until the Class A Certificates are paid in full and for one year and one day thereafter, such holder or any Affiliate thereof will not file any involuntary petition or otherwise institute any bankruptcy, reorganization, arrangement, insolvency or liquidation proceeding or other proceeding under any federal or state bankruptcy or similar law against the Transferor.

     Prior to due presentment for registration of transfer of this Class B Certificate, the Transferor, the Trustee and any agent of the Transferor or the Trustee shall treat the Person in whose name this Certificate is registered as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes whether or not this Certificate be overdue, and neither the Transferor, the Trustee, nor any such agent shall be affected by notice to the contrary.

     The Trust and Security Agreement permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Transferor and the rights of the Holders of the Certificates under the Trust and Security Agreement at any time by the Transferor, the Trustee, the Back-up Servicer, the Servicer and MBIA without the consent of the Holders of the Certificates. The Trust and Security Agreement also contains provisions permitting MBIA, on behalf of the Holders of all Certificates, to waive compliance by the Transferor with certain provisions of the Trust and Security Agreement and certain past defaults under the Trust and Security Agreement and their consequences. Any such consent or waiver shall be conclusive and binding upon the Holder of this Class B Certificate and upon all future Holders of this Class B Certificate and of any Class B Certificate issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof whether or not notation of such consent or waiver is made upon this Class B Certificate. In addition, upon the occurrence of an Event of Default, unless and until the Class A Certificate Balance has been reduced to zero and MBIA has been reimbursed for all amount due and owing under the Trust and Security Agreement, the Class B Certificateholders will have no right to control or direct the actions of the Trustee in connection with such Event of Default.

     The Certificates are issuable only in registered form without coupons in such authorized denominations as provided in the Trust and Security Agreement and subject to certain limitations therein set forth.
This Class B Certificate and the Trust and Security Agreement shall be governed by and construed in accordance with the internal laws of the State of New York, without regard to conflicts of laws principles.

     No reference herein to the Trust and Security Agreement and no provision of this Class B Certificate or of the Trust and Security Agreement shall alter or impair the obligation of the Trust Estate to pay the principal of and interest on this Class B Certificate, but solely from the assets of the Trust Estate at the times, place and rate, and in the coin or currency, herein prescribed.

     Unless the certificate of authentication hereon has been executed by the Trustee by manual signature, this Class B Certificate shall not be entitled to any benefit under the Trust and Security Agreement or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, MF Receivables Corp. II has caused this instrument to be signed, manually, by its President or a Vice President.





MF  RECEIVABLES  CORP.  II

By:_____________________________
Name:___________________________
Title:____________________________

     This is one of the Class B Certificates described in the within-mentioned Trust and Security Agreement.

Dated:  June  26,  1997

NORWEST  BANK  MINNESOTA,  NATIONAL  ASSOCIATION

By:______________________________
     Authorized  Signatory

                                EXHIBIT
                                 10.56

                                                                EXECUTION COPY

------------------------------------------------------------------------------

                             MONACO FUNDING CORP.


                                  $2,525,000
                                LOAN AGREEMENT
                          dated as of June 26, 1997

                                HEARTLAND BANK
                                  as Lender


------------------------------------------------------------------------------

          LOAN  AGREEMENT,  dated  as of June 26, 1997, between MONACO FUNDING
CORP.,  a  Delaware  corporation  (the  "Borrower")  and   HEARTLAND BANK, a
federally  chartered savings association (the "Lender") (the "Agreement").

                                WITNESSETH:

     WHEREAS, the Borrower has requested that the Lender make a loan to it in the amount of $2,525,000 upon the terms, and subject to the conditions, set forth herein;

WHEREAS, the Lender is willing to made such a loan to the Borrower only upon the terms and subject to the conditions set forth herein;

NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein, the parties hereto hereby agree as follows:
     SECTION  1.    DEFINITIONS
     1.1  Defined  Terms.    As  used in this Agreement, the following terms
shall  have  the  following  meanings:
     "Affiliate":    as  to  any Person, any other Person which, directly or
indirectly, is in control of, is controlled by, or is under common control with, such Person. For purposes of this definition, "control" of a Person means the power, directly or indirectly, either to (a) vote 5% or more of the securities having ordinary voting power for the election of directors of such Person or (b) direct or cause the direction of the management and policies of such Person, whether by contract or otherwise.
     "Agreement":    this  Loan  Agreement,  as  amended,  supplemented  or
otherwise  modified  from  time  to  time.
"Assignee":    as  defined  in  subsection  9.6(b).
     "Business  Day":    a day other than a Saturday, Sunday or other day on
which banking institutions in New York City or in the city in which the principal place of business of the Transferor, the Servicer or the corporate trust office of the Trustee is located or the Federal Reserve are authorized or required by law to close.
     "Capital  Stock":    any  and  all shares, interests, participations or
other equivalents (however designated) of capital stock of a corporation, any and all equivalent ownership interests in a Person (other than a corporation) and any and all warrants or options to purchase any of the foregoing.
     "Class B Certificate": the $2,569,068 Class B Auto Loan Backed Certificate issued by MF Receivables Corp. II Auto Loan Trust 1997-1.
     "Closing  Date":   the date on which the conditions precedent set forth
in  subsection  5.1  shall  be  satisfied.

"Code":    the  Internal  Revenue Code of 1986, as amended from time to time.
     "Collateral":    the  assets  of  the  Borrower  upon  which  a Lien is
purported  to  be  created  by  the  Pledge  Agreement.
     "Commonly Controlled Entity": an entity, whether or not incorporated, which is under common control with the Borrower within the meaning of Section 4001 of ERISA or is part of a group which includes the Borrower and which is treated as a single employer under Section 414 of the Code.
     "Contractual  Obligation":    as  to  any  Person, any provision of any
security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.
     "Default":    any  of the events specified in Section 8, whether or not
any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.
     "ERISA":    the  Employee  Retirement  Income  Security Act of 1974, as
amended  from  time  to  time.
     "Event of Default": any of the events specified in Section 8; provided that, any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.
     "Excess  Cash  Flow":    for  any  Payment  Date, the excess of (i) all
amounts paid to the Borrower pursuant to Section 12.02 or 6.08, as the case may be, of the Trust and Security Agreement over (ii) the amount of interest paid on the Loan on such Payment Date.
     "GAAP":   generally accepted accounting principles in the United States of  America  as  in  effect  from  time  to  time.
     "Governmental Authority": any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.
     "Guarantee  Obligation":    as  to  any  Person  (the  "guaranteeing
person"), any obligation of (a) the guaranteeing person or (b) another Person (including, without limitation, any bank under any letter of credit) to induce the creation of which the guaranteeing person has issued a reimbursement, counter indemnity or similar obligation, in either case guaranteeing or in effect guaranteeing any Indebtedness, leases, dividends or other obligations (the "primary obligations") of any other third Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, any obligation of the guaranteeing person incurred for the purpose of providing credit support, whether or not contingent, (i) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (ii) to advance or supply funds (1) for the purchase or payment of any such primary obligation or (2) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or (iv) otherwise to assure or hold harmless the owner of any such primary obligation against loss in respect thereof, provided, however, that the term Guarantee Obligation shall not include endorsements of instruments for deposit or collection in the ordinary course of business.

     "Initial  Payment  Date":  July  14,  1997.
     "Insolvency":    with  respect to any Multiemployer Plan, the condition
that  such  Plan  is  insolvent  within  the meaning of Section 4245 of ERISA.
     "Insolvent":    pertaining  to  a  condition  of  Insolvency.
     "Interest  Period":    with  respect  to  each Payment Date, the period
commencing on and including the preceding Payment Date and ending on and including the day prior to the applicable Payment Date; except, however, with respect to the Initial Payment date, the period commencing on and including the Closing Date and ending on and including the day prior to the Initial Payment Date.
     "Lien":        any mortgage, pledge, hypothecation, assignment, deposit
arrangement, encumbrance, lien (statutory or other), charge or other security interest or any preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement).
     "Loan":    the  Loan  as  set  forth  in  subsection  2.1  hereof.
     "Loan  Documents":   this Agreement, the Note and the Pledge Agreement.
     "Material  Adverse  Effect":    a  material  adverse  effect on (a) the
business, operations, property, condition (financial or otherwise) or prospects of the Borrower, (b) the validity or enforceability of this or any of the other Loan Documents or (c) the rights or remedies of the Lender hereunder or under any of the other Loan Documents.
     "Multiemployer Plan": a Plan which is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.
     "Note":    the  promissory  note  as  defined  in  subsection  3.1(c).
     "Participants":  as  defined  in  subsection  9.6(a).
     "Payment Date": the fourteenth day of each calendar month (or if such day is not a Business Day, the next succeeding Business Day) commencing on the Initial Payment Date.
     "PBGC":   the Pension Benefit Guaranty Corporation established pursuant to  Subtitle  A  of  Title  IV  of  ERISA.
     "Person":    an  individual,  partnership, corporation, business trust, joint  stock  company,  trust,  unincorporated  association,  joint  venture,
Governmental  Authority  or  other  entity  of  whatever  nature.
     "Plan":    at  a  particular  time,  any employee benefit plan which is covered by ERISA and in respect of which the Borrower or a Commonly Controlled Entity is (or, if such plan were terminated at such time, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.
     "Pledge  Agreement":   the Borrower Certificate Pledge Agreement, dated
June 26, 1997 between the Borrower and the Lender, as amended, supplemented or otherwise modified from time to time.

     "Regulation G": Regulation G of the Board of Governors of the Federal Reserve System as in effect from time to time.
     "Regulation U": Regulation U of the Board of Governors of the Federal Reserve System as in effect from time to time.
     "Regulation X": Regulation X of the Board of Governors of the Federal Reserve System as in effect from time to time.
     "Reorganization": with respect to any Multiemployer Plan, the condition that such plan is in reorganization within the meaning of Section 4241 of ERISA.
     "Reportable Event": any of the events set forth in Section 4043(c) of ERISA, other than those events as to which the thirty (30) day notice period is waived under subsections .22, .25, .27 or .28 of PBGC Reg. 4043.
     "Requirement  of  Law":    as  to  any  Person,  the  Certificate  of
Incorporation  and  By-Laws  or other organizational or governing documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.
     "Responsible Officer": the chief executive officer, the president, any executive vice president, the chief financial officer, controller and the treasurer of the Borrower.
     "Restricted  Payment":    as  defined  in  subsection  7.6.
     "Single Employer Plan": any Plan which is covered by Title IV of ERISA, but which is not a Multiemployer Plan.
     "Subsidiary":    as  to any Person, a corporation, partnership or other
entity of which shares of stock or other ownership interests having ordinary voting power (other than stock or such other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation, partnership or other entity are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by such Person.
     "Termination  Date":    December  14,  2002.
     "Transaction Documents": the Trust and Security Agreement, the Servicing Agreement, dated as of June 1, 1997 among the MF Receivables Corp. II, as transferor (the "Transferor"), Monaco Finance, Inc., as servicer (the "Servicer") and Norwest Bank Minnesota, National Association, as trustee (the "Trustee") and back-up servicer (the "Back-up Servicer"), the Loan Acquisition Agreement, dated as of June 1, 1997 between the Transferor and Monaco Finance, Inc. (the "Company"), the Purchase Agreement, dated as of June 1, 1997 between MF Receivables Corp. I and the Transferor, the Class A Certificate Purchase Agreement, dated as of June 26, 1997 between the Transferor and the Class A Certificate Purchaser (as defined therein) and the Class B Certificate Purchase Agreement, dated as of June 26, 1997 between the Transferor and the Borrower.
     "Transferee":    as  defined  in  subsection  9.6(c).

     "Trust and Security Agreement": the trust and security agreement dated as of June 1, 1997 among the Transferor, the Servicer, the Trustee and the Back-up Servicer relating to the MF Receivables Auto Loan Trust 1997-1.
     1.2  Other  Definitional  Provision:
     (a) Unless otherwise specified therein, all terms defined in this Agreement shall have the defined meanings when used in the Note or any certificate or other document made or delivered pursuant hereto.
(b)As used herein and in the Note, and any certificate or other document made or delivered pursuant hereto, accounting terms relating to the Borrower not defined in subsection 1.1 and accounting terms partly defined in subsection 1.1, to the extent not defined, shall have the respective meanings given to them under GAAP.
(c) The words "hereof," "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Section, subsection, and Exhibit references are to this Agreement unless otherwise specified.
(d) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding". Periods of days referred to in this Agreement shall be counted in calendar days unless Business Days are expressly prescribed. Any period determined hereunder by reference to a month or months or year or years shall end on the day in the relevant calendar month in the relevant year, if applicable, immediately preceding the date numerically corresponding to the first day of such period, provided that, if such period commences on the last day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month during which such period is to end), such period shall, unless otherwise expressly required by the other provisions of this Agreement, end on the last day of the calendar month.
(e) The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms of such terms.
     SECTION    2.      AMOUNT  AND  TERMS  OF  THE  LOAN
     2.1 Loan. Subject to the terms and conditions hereof, the Lender agrees to make a loan (the "Loan") to the Borrower on the Closing Date in the amount of $2,525,000.
2.2 Use of Proceeds of the Loan. The proceeds of the Loan shall be utilized by the Borrower to purchase the Class B Certificate and for general working capital purposes.
     SECTION  3.  PROVISIONS  RELATING  TO  THE  LOAN;
                   FEES  AND  PAYMENTS
     3.1  Repayment  of  the  Loan;  Evidence  of  Debt.
     (a) The Borrower hereby unconditionally promises to pay to the Lender the unpaid principal amount of the Loan on the Termination Date or such earlier date that the Loan becomes due and payable pursuant to Section 8.

(b) The Borrower shall execute and deliver to the Lender a promissory note of the Borrower evidencing the Loan of the Lender, substantially in the form of Exhibit A with appropriate insertions as to date and principal amount (the "Note").
     3.2  Mandatory  Prepayments.   The Borrower shall on each Payment Date,
repay the Loan in an amount equal to 100% of Excess Cash Flow for each Payment Date. The Borrower shall not be permitted to make any optional prepayment of the Loan.
3.3  Interest  Rates  and  Payment  Dates.
     (a)  The  Loan  shall  bear  interest  at  a rate per annum equal to 16%.
(b) If all or a portion of any interest payable on the Loan shall not be paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue interest shall bear interest at the rate described in paragraph (a) of this subsection from the date of such non-payment until such overdue interest is paid in full (as well after as before judgment).
(c)  Interest  shall  be  payable  in  arrears  on  each  Payment  Date.
(d) Notwithstanding anything to the contrary contained herein, in no event shall the Borrower be obligated to pay interest in excess of the maximum amount which is chargeable under applicable law.
     3.4 Computation of Interest and Fees. Interest shall be calculated on the basis of a 360 day calendar year (consisting of 12 months of 30 days each).
     SECTION  4.    REPRESENTATIONS  AND  WARRANTIES
     To induce the Lender to enter into this Agreement and to make the Loan the Borrower hereby represents and warrants to the Lender that:
     4.1 Financial Condition. The unaudited balance sheet of the Borrower as at June 26, 1997, copies of which have heretofore been furnished to the Lender, are complete and correct and present fairly in all material respects the financial condition of the Borrower as at such date. The financial statement has been prepared in accordance with GAAP. The Borrower does not have, at the date of the most recent balance sheet referred to above, any Guarantee Obligation, contingent liability or liability for taxes, or any long-term lease or unusual forward or long-term commitment, including, without limitation, any interest rate or foreign currency swap or exchange transaction, which is not reflected in the foregoing statements or in the notes thereto. Except to the extent permitted under this Agreement or separately disclosed to the Lender in writing prior to the date hereof, there has been no sale, transfer or other disposition by the Borrower of any material part of its business or property, and no purchase or other acquisition of any business or property (including any capital stock of any other Person) material in relation to the financial condition of the Borrower at June 26, 1997.
4.2  RESERVED.
4.3  Disclosure.    No  information,  schedule,  exhibit  or report or other
document furnished by the Borrower to the Lender in connection with the negotiation of this Agreement or any other Loan Document (or pursuant to the terms hereof or thereof), as such information, schedule, exhibit or report or other document has been amended, supplemented or superseded by any other information, schedule, exhibit or report or other document later delivered to the same parties receiving such information, schedule, exhibit or report or other document, contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein, in light of the circumstances when made, not materially misleading.
4.4  Corporate Existence; Compliance with Law.      The Borrower (i) is duly
organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (ii) has the corporate power and authority, and the legal right, to own and operate its property, to lease the property it operates as lessee and to conduct the business in which it is currently engaged, (iii) is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, except to the extent that all failures to be so qualified could not, in the aggregate, reasonably be expected to have a Material Adverse Effect and (iv) is in compliance with all Requirements of Law except to the extent that all failures to comply therewith could not, in the aggregate, reasonably be expected to have a Material Adverse Effect.
4.5 Corporate Power, Authorization, Enforceable Obligations. The Borrower has the corporate power and authority, and the legal right, to make, deliver and perform the Loan Documents and to borrow hereunder and has taken all necessary corporate action to authorize the borrowing on the terms and conditions of this Agreement and the Note and to authorize the execution, delivery and performance of the Loan Documents. No consent or authorization of, filing with, notice to or other act by or in respect of, any Governmental Authority or any other Person is required in connection with the borrowing hereunder or with the execution, delivery, performance, validity or enforceability of the Loan Documents. This Agreement has been, and each other Loan Document will be, duly executed and delivered on behalf of the Borrower. This Agreement constitutes, and each other Loan Document when executed and delivered will constitute, a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally, general equitable principles (whether considered in a proceeding in equity or at law) and an implied covenant of good faith and fair dealing.
4.6  No  Legal  Bar.    The  execution, delivery and performance of the Loan
Documents, the borrowing hereunder and the use of the proceeds thereof will not violate any material Requirement of Law or material Contractual Obligation of the Borrower and will not result in, or require, the creation or imposition of any Lien on any of its or their respective properties or revenues pursuant to any such Requirement of Law or Contractual Obligation.
4.7 No Material Litigation. No litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or threatened by or against the Borrower or against any of its or their respective properties or revenues (a) with respect to any of the Loan Documents or any of the transactions contemplated hereby or thereby, or (b) which could reasonably be expected to have a Material Adverse Effect.
4.8 No Default. The Borrower is not in default under or with respect to any of its Contractual Obligations in any respect which could reasonably be expected to have a Material Adverse Effect. No Default or Event of Default has occurred and is continuing.
4.9  Ownership  of  Property;  Liens.    The  Borrower  has  good record and
marketable title in fee simple to, or a valid leasehold interest in, all its real property, and good title to, or a valid leasehold interest in, all its other property, and none of such property is subject to any Lien except as permitted by subsection 7.2.

4.10  Taxes.    The Borrower has filed or caused to be filed all tax returns which are required to be filed and has paid all taxes shown to be due and payable on said returns or on any assessments made against it or any of its property and all other taxes, fees or other charges imposed on it or any of its property by any Governmental Authority (other than any the amount or validity of which are currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided on the books of the Borrower); no tax Lien has been filed, and, to the knowledge of the Borrower, no claim is being asserted, with respect to any such tax, fee or other charge.
4.11 Federal Regulations. No part of the proceeds of the Loan will be used in any manner which would violate, or result in the violation of, Regulation G or Regulation U of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect. If requested by the Lender, the Borrower will furnish to the Lender a statement to the foregoing effect in conformity with the requirements of FR Form G-3 or FR Form U-1 referred to in
said  Regulation  G  or  Regulation    U,  as  the  case  may  be.
4.12  ERISA.    Neither  a  Reportable  Event  nor  an  "accumulated funding deficiency" (within the meaning of Section 412 of the Code or Section 302 of ERISA) has occurred during the five-year period prior to the date on which this representation is made or deemed made with respect to any Plan, and each Plan has complied in all material respects with the applicable provisions of ERISA and the Code. No termination of a Single Employer Plan has occurred, and no Lien in favor of the PBGC or a Plan has arisen, during such five-year period. The present value of all accrued benefits under each Single Employer Plan (based on those assumptions used to fund such Plans) did not, as of the last annual valuation date prior to the date on which this representation is made or deemed made, exceed the value of the assets of such Plan allocable to such accrued benefits. Neither the Borrower nor any Commonly Controlled Entity has had a complete or partial withdrawal from any Multiemployer Plan, and neither the Borrower nor any Commonly Controlled Entity would become subject to any liability under ERISA if the Borrower or any such Commonly Controlled Entity were to withdraw completely from all Multiemployer Plans as of the valuation date most closely preceding the date on which this
representation  is  made  or  deemed  made.   No such Multiemployer Plan is in
Reorganization or Insolvent. The present value (determined using actuarial and other assumptions which are reasonable in respect of the benefits provided and the employees participating) of the liability of the Borrower and each Commonly Controlled Entity for post retirement benefits to be provided to their current and former employees under Plans which are welfare benefit plans (as defined in Section 3(l) of ERISA) does not, in the aggregate, exceed the assets under all such Plans allocable to such benefits by an amount in excess of $100,000.
4.13 Investment Company Act; Other Regulations. The Borrower is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended. The Borrower is not subject to regulation under any Federal or State statute or regulation (other than Regulation X of the Board of Governors of the Federal Reserve System) which limits its ability to incur Indebtedness.
4.14  Pledge  Agreement.
     (a) The Pledge Agreement constitutes a legal, valid and binding obligation of the Borrower enforceable against it in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles.
(b) Upon delivery to the Lender of the certificate evidencing the pledged certificate, the security interests granted pursuant to the Pledge Agreement will constitute a valid, perfected first priority security interest on such pledged certificate, enforceable as such against all creditors of the Borrower and any Persons purporting to purchase any such pledged certificate from the Borrower.
     4.15  Solvency.    The  aggregate  value  of  all  of the assets of the
Borrower, at a fair valuation, equals or exceeds the total liabilities of the Borrower (including contingent, subordinated, unmatured and unliquidated liabilities). The Borrower has the ability to pay its respective debts as they mature and does not have unreasonably small capital with which to conduct its respective businesses. For purposes of this subsection 4.16, the "fair valuation" of such assets shall be determined on the basis of that amount which may be realized within a reasonable time, in any manner through realization of the value of or dispositions of such assets at the regular market value, conceiving the latter as the amount which could be obtained for the properties in question within such period by a capable and diligent business person from an interested buyer who is willing to purchase under ordinary selling conditions.
4.16  No  Subsidiaries.    The  Borrower  has  no  Subsidiaries.

     SECTION  5.    CONDITIONS  PRECEDENT
     5.1 Conditions to the Loan. The agreement of the Lender to make the Loan requested to be made by it hereunder is subject to the satisfaction, immediately prior to or concurrently with the making of such Loan on the
Closing  Date,  of  the  following  conditions  precedent:
     (a) Loan Documents. The Lender shall have received (i) this Agreement, executed and delivered by a duly authorized officer of the Borrower, (ii) the Pledge Agreement, executed and delivered by a duly authorized officer of the party thereto, (iii) the Note to the order of the Lender executed on behalf of the Borrower, and (iv) copies of the Transaction Documents, executed and delivered by a duly authorized officer of the parties thereto.
(b)Agreements.    The  Lender  shall  have received true and correct copies, certified as to authenticity by the Borrower, of such documents or instruments as may be reasonably requested by the Lender.
(c)  Closing  Certificate  of  Borrower.    The Lender shall have received a
certificate of the President or any Vice President and the Secretary or an Assistant Secretary of the Borrower, dated the Closing Date, (i) attaching the Certificate of Incorporation and By-laws (of the Borrower), (ii) attaching the resolutions of the Board of Directors of the Borrower with respect to the transactions contemplated hereby, (iii) certifying that such resolutions have not been amended, modified, revoked or rescinded as of the date of such certificate and (iv) certifying as to the incumbency and signature of the officers of the Borrower executing any Loan Document; such certificate (and the attachments thereto) shall be in form and substance satisfactory to the Lender.
(d) Corporate Structure. The Lender shall be satisfied with the corporate and legal structure and capitalization of the Borrower, including the terms and conditions of the charter, bylaws and each class of capital stock of the Borrower and of each agreement or instrument relating to such structure or capitalization.
(e) Fees and Expenses. The Lender shall have received all accrued fees and expenses owing hereunder or in connection herewith (including, without limitation, accrued fees and disbursements of counsel to the Lender), to the extent that such fees and expenses have been presented for payment a reasonable time prior to the Closing Date.

(f)  Legal  Opinions.    The  Lender  shall  have received an executed legal
opinion of Giancarlo & Gnazzo, a professional corporation, counsel to the Borrower, covering such matters incident to the transactions contemplated by this Agreement as the Lender may reasonably require.
(g)  Pledged  Certificate.    The  Lender  shall  have  received the Class B
Certificate  pledged  pursuant  to  the  Pledge  Agreement.
(h) Actions to Perfect Liens. The Lender shall have received evidence in form and substance reasonably satisfactory to it that all filings, recordings, registrations and other actions, including, without limitation, the filing of duly executed financing statements on form UCC-1, necessary or, in the reasonable opinion of the Lender, desirable to perfect the Liens created by the Pledge Agreement shall have been completed.
(i) Additional Information. The Lender shall have received such additional agreements, opinions, certifications, instruments, documents, orders, consents, financing statements, reports, studies, audits and other information in form and substance satisfactory to the Lender, as the Lender may reasonably request.
(j)  Representations  and  Warranties.    Each  of  the  representations and
warranties made by the Borrower in or pursuant to the Loan Documents and the Transaction Documents shall be true and correct in all material respects.
(k) No Default. No Default or Event of Default shall have occurred and be continuing.
     SECTION  6.  AFFIRMATIVE  COVENANTS
          The Borrower hereby agrees that, so long as any amount is owing to the Lender hereunder or under any other Loan Document, the Borrower shall:
     6.1 Financial Statements. Furnish to the Lender within 60 days after the end of each quarter of each fiscal year, a copy of the unaudited balance sheet of the Borrower as at the end of such quarter and the related statements of income and retained earnings and of cash flows for the portion of such year, such financial statements shall be complete and correct in all material respects and shall be prepared in reasonable detail and in accordance with GAAP applied consistently throughout the periods reflected therein and with prior periods (except as approved by a Responsible Officer and disclosed therein).
6.2  Certificates;  Other  Information.    Furnish  to  the  Lender:
     (a) concurrently with the delivery of the financial statements referred to in subsection 6.1, a certificate of a Responsible Officer reporting on such financial statements stating that such officer has no knowledge of any Default or Event of Default, except as specified in such certificate;
(b) promptly, copies of any information or document received by the Borrower in its capacity as holder of the Class B Certificate; and
(c) promptly, such additional financial and other information as the Lender may from time to time reasonably request.

     6.3 Payment of Obligations. Pay, discharge or otherwise satisfy at or before maturity in accordance with customary terms in the industry or before they become delinquent, as the case may be, all of its material obligations of whatever nature, except where the amount or validity thereof is currently being contested in good faith by appropriate proceedings and reserves in conformity with GAAP with respect thereto have been provided on the books of the Borrower.
6.4 Conduct of Business and Maintenance of Existence. Continue to engage in business of the same general type as now conducted by it and preserve, renew and keep in full force and effect its corporate existence and take all reasonable action to maintain all rights, privileges and franchises necessary or (in the reasonable judgment of the Borrower) desirable in the normal conduct of its business; comply with all Contractual Obligations and Requirements of Law except to the extent that failure to comply therewith could not, in the aggregate, be reasonably expected to have a Material Adverse Effect.
6.5 Inspection of Property; Books and Records; Discussions. Keep proper books of records and account in which full, true and correct entries in conformity with GAAP and all Requirements of Law shall be made of all dealings and transactions in relation to its business and activities; and permit representatives of the Lender to visit and inspect any of its properties and examine and make abstracts from any of its books and records at any reasonable time (upon reasonable advance notice, when no Default or Event of Default has occurred and is continuing) and as often as may reasonably be desired and to discuss the business, operations, properties and financial and other condition of the Borrower with officers and employees of the Borrower and with its independent certified public accountants.
6.6  Notices.    Promptly  give  notice  to  the  Lender  of:
     (a)  the  occurrence  of  any  Default  or  Event  of  Default;
(b)  any  (i)  default or event of default under any Contractual Obligation of the Borrower or (ii) litigation, investigation or proceeding which may exist at any time between the Borrower and any Governmental Authority, which in either case, if not cured or if adversely determined, as the case may be, could reasonably be expected to have a Material Adverse Effect;
(c) any litigation or proceeding affecting the Borrower in which the amount involved is $100,000 or more and not covered by insurance or in which injunctive or similar relief is sought which could have a Material Adverse Effect;
(d) the occurrence of (i) any material adverse change in the business, operations, property, condition (financial or otherwise) or prospects of the Borrower taken as a whole or (ii) any development or event which could reasonably be expected to have a Material Adverse Effect on the rights or remedies of the Lender hereunder or under any of the other Loan Documents; and
(e) any (i) Lien (other than the Liens permitted in subsection 7.2) on any of the Collateral or (ii) other event which could reasonably be expected to have a Material Adverse Effect on the aggregate value of Collateral or on the security interests created hereby.
     (f) The following events, as soon as possible and in any event within thirty (30) days after the Borrower knows or has reason to know thereof: (i) the occurrence or expected occurrence of any Reportable Event with respect to any Plan, a failure to make any required contribution to a Plan, the creation of any Lien in favor of the PBGC or a Plan or any withdrawal from, or the termination, Reorganization or Insolvency of, any Multiemployer Plan or (ii) the institution of proceedings or the taking of any other action by the PBGC or the Borrower or any Commonly Controlled Entity or any Multiemployer Plan with respect to the withdrawal from, or the terminating, Reorganization or Insolvency of, any Plan;
     (g) Each notice pursuant to this subsection 6.6 shall be accompanied by a statement of a Responsible Officer setting forth details of the occurrence referred to therein and stating what action the Borrower proposes to take with respect thereto.
     6.7  Further  Assurances.
     (a)  Upon  the  request  of  the  Lender, promptly perform or cause to be performed any and all acts and execute or cause to be executed any and all documents (including, without limitation, financing statements and continuation statements) for filing under the provisions of the Uniform
Commercial  Code  or  any  other  Requirement  of  Law  which are necessary or reasonably advisable to maintain in favor of the Lender, for the benefit of the Lender, Liens on the Collateral that are duly perfected in accordance with all applicable Requirements of Law.
(b) Upon request of the Lender, promptly provide such documents and legal opinions in respect of any aspect or consequence of the transactions contemplated hereby as the Lender shall reasonably request.
     SECTION  7.    NEGATIVE  COVENANTS
     The Borrower hereby agrees that, so long as any amount is owing to the Lender hereunder or under any other Loan Document, the Borrower shall not directly or indirectly:
     7.1 Limitation on Indebtedness and Preferred Stock. Create, incur, assume or suffer to exist any Indebtedness or preferred stock (other than preferred stock which, by its terms, does not require the payment of any cash dividends thereon or impose any cash penalties for the failure to declare cash dividends thereon), except Indebtedness of the Borrower under this Agreement.
7.2 Limitation on Liens. Create, incur, assume or suffer to exist any Lien upon any of its property, assets or revenues, whether now owned or hereafter acquired, except for:
     (a) Liens for taxes not yet due or which are being contested in good faith by appropriate proceedings, provided that adequate reserves with respect thereto are maintained on the books of the Borrower in conformity with GAAP; and
(b)  Liens  created  pursuant  to  the  Pledge  Agreement.
     7.3  Limitation  on  Guarantee  Obligations.   Create, incur, assume or
suffer  to  exist  any  Guarantee  Obligation.
7.4 Limitation on Fundamental Changes. Enter into any merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution).
7.5 Limitation on Sale of Assets. Convey, sell, lease, assign, transfer or otherwise dispose of any of its property, business or assets (including, without limitation, receivables and leasehold interests), whether now owned or hereafter acquired.

7.6 Limitation on Dividends. Declare or pay any dividend on, or make any payment on account of, or set apart assets for a sinking or other analogous fund for, the purchase, redemption, defeasance, retirement or other acquisition of, any shares of any class of Capital Stock of the Borrower or any warrants or options to purchase any such Stock, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of the Borrower (such declarations, payments, setting apart, purchases, redemptions, defeasances, retirements, acquisitions and distributions being herein called "Restricted Payments").
7.7 Limitation on Capital Expenditures. Make or commit to make any capital expenditures.
7.8 Limitation on Investments, Loan and Advances. Make any advance, loan, extension of credit or capital contribution to, or purchase any stock, bonds, notes, debentures or other securities of or any assets constituting a business unit of, or make any other investment in, any Person, except as permitted hereunder.
7.9 Limitation on Transactions with Affiliates. Enter into any transaction, including, without limitation, any purchase, sale, lease or exchange of property or the rendering of any service, with any Affiliate unless such transaction is (a) otherwise permitted under this Agreement, (b) in the ordinary course of the Borrower's and (c) upon fair and reasonable terms no less favorable to the Borrower, as the case may be, than it would obtain in a comparable arm's length transaction with a Person which is not an Affiliate.
7.10 Limitation on Negative Pledge Clauses. Enter into with any Person any agreement, other than this Agreement, purchase money mortgages, which prohibits or limits the ability of the Borrower to create, incur, assume or suffer to exist any Lien upon any of its property, assets or revenues, whether now owned or hereafter acquired.
7.11  Limitation  on  Lines of Business.  Enter into any business except for
(a) the businesses in which the Borrower is engaged on the date hereof and businesses of a similar type and (b) other activities relating thereto.

     SECTION  8.      EVENTS  OF  DEFAULT
     If  any  of  the  following  events  shall  occur  and  be  continuing:
     (a) The Borrower shall fail to pay any principal of the Loan when due in accordance with the terms thereof or hereof, or the Borrower shall fail to pay any interest on the Loan, or any other amount payable hereunder, within five
(5) Business Days after any such interest or other amount becomes due in accordance with the terms thereof or hereof; or
(b) Any representation or warranty made or deemed made by the Borrower herein or in any other Loan Document or which is contained in any certificate, document or financial or other statement furnished by it at any time under or in connection with this Agreement or any such other Loan Document shall prove to have been incorrect in any material respect on or as of the date made or deemed made; or
(c) The Borrower shall default in the observance or performance of any agreement or covenant contained herein or in any other Loan Document and such default shall continue unremedied for a period of thirty (30) days; or

(d) (i) The Borrower shall commence any case, proceeding or other action (A) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (B) seeking appointment of a receiver, trustee, custodian, conservator or other similar official for it or for all or any substantial part of its assets, or the Borrower shall make a general assignment for the benefit of its creditors; or (ii) there shall be commenced against the Borrower any case, proceeding or other action of a nature referred to in clause (i) above which (A) results in the entry of an order for relief or any such adjudication or appointment or (B) remains undismissed, undischarged or unbonded for a period of sixty (60) days; or (iii) there shall be commenced against the Borrower any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or any substantial part of its assets which results in the entry of an order for any such relief which shall not have been vacated, discharged, or stayed or bonded pending appeal within sixty (60) days from the entry thereof; or (iv) the Borrower shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the acts set forth in clause (i), (ii), or (iii) above; or (v) the Borrower shall generally not, or shall be unable to, or shall admit in writing its inability to, pay its debts as they become due; or
(e) One or more judgments or decrees shall be entered against the Borrower involving in the aggregate a liability (not paid or fully covered by insurance) of $100,000 or more, and all such judgments or decrees shall not have been vacated, discharged, stayed or bonded pending appeal within sixty
(60)  days  from  the  entry  thereof;  or
(f) The Loan Documents shall cease, for any reason, to be in full force and effect, or the Borrower shall so assert or the Lien created by the Pledge Agreement shall cease to be enforceable and of the same effect and priority purported to be created thereby; or
(g) (i) Any Person shall engage in any "prohibited transaction" (as defined in
Section 406 of ERISA or Section 4975 of the Code) involving any Plan, (ii) any "accumulated funding deficiency" (as defined in Section 302 of ERISA), whether or not waived, shall exist with respect to any Plan or any Lien in favor of the PBGC or a Plan shall arise on the assets of the Borrower or any Commonly Controlled Entity, (iii) a Reportable Event shall occur with respect to, or proceedings shall commence to have a trustee appointed, or a trustee shall be appointed, to administer or to terminate, any Single Employer Plan, which Reportable Event or commencement of proceedings or appointment of a trustee is, in the reasonable opinion of the Lender, likely to result in the termination of such Plan for purposes of Title IV of ERISA, (iv) any Single Employer Plan shall terminate for purposes of Title IV of ERISA, (v) the Borrower or any Commonly Controlled Entity shall, or in the reasonable opinion of the Lender is likely to, incur any liability in connection with a withdrawal from, or the Insolvency or Reorganization of, a Multiemployer Plan or (vi) any other adverse event or condition shall occur or exist with respect to a Plan; and in each case in clauses (i) through (vi) above, such event or condition, together with all other such events or conditions, if any, could reasonably be expected to involve an aggregate amount of liability to the Borrower in excess of $100,000.
          Then, and in any such event, (A) if such event is an Event of Default specified clause (i) or (ii) of paragraph (d) of this Section 8, automatically the Loan hereunder (with accrued interest thereon) and all other amounts owing under this Agreement shall immediately become due and payable, and (B) if such event is any other Event of Default, the Lender may, by notice to the Borrower, declare the Loan hereunder (with accrued interest thereon) and all other amounts owing under this Agreement to be due and payable forthwith, whereupon the same shall immediately become due and payable. Except as expressly provided above in this Section 8, presentment, demand, protest and all other notices of any kind are hereby expressly waived.

     SECTION  9.    MISCELLANEOUS
     9.1 Amendments and Waivers. Neither this Agreement nor any other Loan Document, nor any terms hereof or thereof may be amended, supplemented or modified except in accordance with the provisions of this subsection 9.1. The Lender may, from time to time, (a) enter into with the Borrower written amendments, supplements or modifications hereto and to the other Loan Documents for the purpose of adding any provisions to this Agreement or the other Loan Documents or changing in any manner the rights of the Lender or of the Borrower hereunder or thereunder or (b) waive, on such terms and conditions as the Lender may specify in such instrument, any of the requirements of this Agreement or the other Loan Documents or any Default or Event of Default and its consequences. Any such waiver and any such amendment, supplement or modification shall be binding upon the Borrower and the Lender and all future holders of the Loan. In the case of any waiver, the Borrower and the Lender shall be restored to their former positions and rights hereunder and under the other Loan Documents, and any Default or Event of Default waived shall be deemed to be cured and not continuing; no such waiver shall extend to any subsequent or other Default or Event of Default or impair any right consequent thereon.
9.2  Notices.    All notices, requests and demands to or upon the respective parties hereto to be effective shall be in writing (including by facsimile transmission) and, unless otherwise expressly provided herein, shall be deemed to have been duly given or made (a) in the case of delivery by hand, when delivered, (b) in the case of delivery by mail, three (3) days after being deposited in the mails, postage prepaid, (c) in the case of delivery by facsimile transmission, when sent and receipt has been confirmed, addressed as follows in the case of the Borrower and the Lender, and (d) in the case of overnight courier, when delivered, to the address as follows in the case of the Borrower and the Lender, or to such other address as may be hereafter notified by the respective parties hereto:
The  Borrower:          Monaco  Funding  Corp.
     370  17th  Street
     Denver,  Colorado    80202
     Attn:  Craig  Caukin

     copy  to:          Giancarlo  &  Gnazzo
     625  Market  Street
     San  Francisco,  California    94105
     Attn:    Dianne  Giancarlo,  Esq.
     Phone:  (415)  541-0500
     Fax:  (415)  541-0506

The  Lender:          Heartland  Bank
     212  South  Central  Avenue,  Suite  201
     St.  Louis,  Missouri    63105
               Attention:    John  Wuest
               Phone:    (314)  512-8503
               Fax:    (314)  512-8501

     copy  to:          Shaw,  Pittman,  Potts  &  Trowbridge
               2300  N  Street,  N.W.
               Washington,  D.C.  20037
               Attention:    M.  David  Krohn,  Esq.
               Phone:    (202)  663-8520
               Fax:    (202)  663-8007
provided that any notice, request or demand to or upon the Lender pursuant to subsection 3.3 shall not be effective until received.
     9.3  No  Waiver;  Cumulative  Remedies.   No failure to exercise and no
delay in exercising on the part of the Lender, any right, remedy, power or privilege hereunder or under the other Loan Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.
9.4 Survival of Representations and Warranties. All representations and warranties made hereunder, in the other Loan Documents and in any document, certificate or statement delivered pursuant hereto or in connection herewith shall survive the execution and delivery of this Agreement and the making of the Loan hereunder.
9.5  Payment  of  Expenses  and  Taxes.    The Borrower agrees (a) to pay or
reimburse the Lender for all of its reasonable out-of-pocket costs and expenses incurred in connection with the development, preparation and execution of, and any amendment, supplement or modification to, this Agreement and the other Loan Documents and any other documents prepared in connection herewith or therewith, and the consummation and administration of the transactions contemplated hereby and thereby, including, without limitation, the reasonable fees and disbursements of counsel to the Lender, (b) to pay or reimburse the Lender for all its costs and expenses incurred in connection with the enforcement or preservation of any rights under this Agreement, the other Loan Documents and any such other documents, including, without limitation, the reasonable fees and disbursements of counsel to the Lender,
(c) to pay, indemnify, and hold the Lender harmless from, any and all recording and filing fees and any and all liabilities with respect to, or resulting from any delay in paying, stamp, excise and other taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of, or consummation or administration of any of the transactions contemplated by, or any amendment, supplement or modification of, or any waiver or consent under or in respect of, this Agreement, the other Loan Documents and any such other documents, and (d) to pay, indemnify, and hold the Lender harmless from and against any and all other liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever with respect to the execution, delivery, enforcement, performance and administration of this Agreement, the other Loan Documents or the use of the proceeds of the Loan and any such other documents (all the foregoing in this clause (d), collectively, the "indemnified liabilities"), provided that the Borrower shall have no obligation hereunder to the Lender with respect to indemnified liabilities to the extent arising from the gross negligence or willful misconduct of the Lender. The agreements in this subsection 9.5 shall survive repayment of the Loan and all other amounts payable hereunder.

9.6 Successors and Assigns; Participations and Assignments. This Agreement shall be binding upon and inure to the benefit of the Borrower, the Lender, and their respective successors and assigns, except that the Borrower may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of the Lender.

     (a)  The  Lender  may,  in  the ordinary course of its commercial banking business and in accordance with applicable law, at any time sell to one or more banks or other financial institutions ("Participants") participating interests in the Loan owing to the Lender or any other interest of the Lender hereunder and under the other Loan Documents. In the event of any such sale by the Lender of a participating interest to a Participant, the Lender's obligations under this Agreement shall remain unchanged, the Lender shall remain solely responsible for the performance thereof, the Lender shall remain the holder of any such Loan for all purposes under this Agreement and the other Loan Documents, and the Borrower shall continue to deal solely and directly with the Lender in connection with the Lender's rights and obligations under this Agreement and the other Loan Documents. The Lender shall not be entitled to create in favor of any Participant, in the participation agreement pursuant to which such Participant's participating interest shall be created or otherwise, any right to vote on, consent to or approve any matter relating to this Agreement or any other Loan Document. The Borrower agrees that if amounts outstanding under this Agreement are due or unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall, to the maximum extent permitted by applicable law, be deemed to have the right of setoff in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Lender under this Agreement, provided that, in purchasing such participating interest, such Participant shall be deemed to have agreed to share with the Lender the proceeds thereof as fully as if it were a Lender hereunder; provided further that no Participant shall be entitled to receive any greater amount pursuant to any such subsection than the Lender would have been entitled to receive in respect of the amount of the participation transferred by the Lender to such Participant had no such transfer occurred.
(b) The Lender may, in the ordinary course of its commercial banking business and in accordance with applicable law, at any time and from time to time assign to any bank or financial institution (an "Assignee") all or any part of its rights and obligations under this Agreement and the other Loan Documents pursuant to an Assignment and Acceptance, in form and substance acceptable to the Lender, executed by such Assignee, (and, in the case of an Assignee that is not an affiliate thereof, by the Borrower). From and after the effective date determined pursuant to such Assignment and Acceptance, (x) the Assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of the Lender hereunder, and (y) the Lender thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of the Lender's rights and obligations under this Agreement, such assigning Lender shall cease to be a party hereto).
(c) Subject to Section 9.14 hereof, the Borrower authorizes the Lender to disclose to any Participant or Assignee (each, a "Transferee") and any prospective Transferee any and all financial information in the Lender's possession concerning the Borrower and its Affiliates which has been delivered to the Lender by or on behalf of the Borrower pursuant to this Agreement or which has been delivered to the Lender by or on behalf of the Borrower in connection with the Lender's credit evaluation of the Borrower and its Affiliates prior to becoming a party to this Agreement.
(d) For avoidance of doubt, the parties to this Agreement acknowledge that the provisions of this subsection 9.6 concerning assignment of the Loan and the Note relate only to absolute assignments and that such provisions do not prohibit assignments creating security interests, including, without limitation, any pledge or assignment by the Lender of the Loan or Note to any Federal Reserve Bank in accordance with applicable law.


     9.7 Counterparts. This Agreement may be executed by one or more of the parties to this Agreement on any number of separate counterparts (including by facsimile transmission), and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Agreement signed by all the parties shall be lodged with the Borrower and the Lender.
9.8  Severability.    Any provision of this Agreement which is prohibited or
unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.
9.9 Integration. This Agreement and the other Loan Documents represent the agreement of the Borrower, and the Lender with respect to the subject matter hereof, and there are no promises, undertakings, representations or warranties by the Lender relative to subject matter hereof not expressly set forth or referred to herein or in the other Loan Documents.


9.10  GOVERNING  LAW.   THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE
PARTIES HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF MISSOURI.
9.11 Submission To Jurisdiction; Waivers. The Borrower hereby irrevocably and unconditionally:
     (a) submits for itself and its property in any legal action or proceeding relating to this Agreement and the other Loan Documents, or for recognition and enforcement of any judgment in respect thereof, to the non-exclusive general jurisdiction of the courts of the State of Missouri, the courts of the United States of America for the District of Missouri, and appellate courts from any thereof;
(b) consents that any such action or proceeding may be brought in such courts and waives any objection that it may now or hereafter have to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court and agrees not to plead or claim the same;
(c) agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to the Borrower at its address set forth in subsection 9.2 or at such other address of which the
Lender  shall  have  been  notified  pursuant  thereto;
(d)agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction; and
(e) waives, except in the case of extreme bad faith (and otherwise to the maximum extent not prohibited by law), any right it may have to claim or recover in any legal action or proceeding referred to in this subsection 9.11 any special, exemplary, punitive or consequential damages.
     9.12  Acknowledgments.    The  Borrower  hereby  acknowledges  that:
     (a) it has been advised by counsel in the negotiation, execution and delivery of this Agreement and the other Loan Documents;

(b) the Lender has no fiduciary relationship with or duty to the Borrower arising out of or in connection with this Agreement or any of the other Loan Documents, and the relationship between Lender and the Borrower, in connection herewith is solely that of debtor and creditor; and
(c) no joint venture is created hereby or by the other Loan Documents or otherwise exists by virtue of the transactions contemplated hereby among the Borrower and the Lender.
     9.13  WAIVERS  OF  JURY  TRIAL.    TO  THE  MAXIMUM EXTENT PERMITTED BY
APPLICABLE LAW, THE BORROWER AND THE LENDER HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT AND FOR ANY COUNTERCLAIM THEREIN.

9.14 Confidentiality. The Lender agrees that it will use reasonable efforts not to disclose without the prior consent of the Borrower (other than to its employees, auditors, counsel or other professional advisors, affiliates, if the disclosing Person reasonably determines that such other Person is required to have access to such information) any information with respect to the
Borrower which is furnished pursuant to this Agreement or any other Loan Document that is identified by such Person as being confidential at the time the same is delivered to the Lender; provided that the Lender may disclose any such information (a) as has become generally available to the public, (b) as may be required or appropriate in any report, statement or testimony submitted to or in connection with any examination conducted by any Governmental Authority having or claiming to have jurisdiction over such Lender (including the Federal Reserve Board and the Federal Deposit Insurance Corporation or any similar organization (whether in the United States or elsewhere) and their respective successors), (c) as may be required or appropriate in response to any summons or subpoena or in connection with any litigation, (d) to comply with any Requirement of Law applicable to it, (e) in connection with any litigation to which the Lender is a party or in connection with the enforcement of rights or remedies hereunder or under any Loan Document, or (f) to any prospective Transferee, if such prospective Transferee has agreed in writing to be bound by the provisions of this Section
9.14 to the same extent as the disclosing Person. The Borrower acknowledges and agrees that the Lender may share with any of its affiliates any information related to the Borrower (including, without limitation, nonpublic information regarding the creditworthiness of Monaco Finance, Inc. or the Borrower), so long as such affiliate is subject to the provisions of this
Section  9.14  to  the  same  extent  as  the  Lender.

     IN WITNESS WHEREOF, the parties hereto have caused this Loan Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.
HEARTLAND  BANK,
as  Lender

By:    /s/  John  J.  Wuest
       --------------------
Name:  John  J.  Wuest
Title: President




MONACO  FUNDING  CORP.,
as  Borrower

By:    /s/  Morris  Ginsburg
       ---------------------
Name:  Morris  Ginsburg
Title: President

                                                                   EXHIBIT A

                               PROMISSORY NOTE
$2,525,000          June  26,  1997


     FOR VALUE RECEIVED, the undersigned, MONACO FUNDING CORP., a Delaware corporation (the "Borrower"), hereby unconditionally promises to pay to the order of HEARTLAND BANK, a federally chartered savings association (the "Lender") at the office located at 212 South Central Avenue, St. Louis, Missouri 63105 in lawful money of the United States of America and in immediately available funds, the principal amount of TWO MILLION FIVE HUNDRED AND TWENTY FIVE THOUSAND DOLLARS AND NO/100 ($2,525,000). The principal amount shall be paid in the amounts and on the dates specified in Section 3 of the Loan Agreement . The Borrower further agrees to pay interest in like money at such office on the unpaid principal amount hereof from time to time outstanding at the rates and on the dates specified in subsection 3.3 of such Loan Agreement.

This Note (a) is the Note referred to in the Loan Agreement dated as of June 26, 1997 (the "Loan Agreement") between the Borrower and the Lender and (b) is subject to the provisions of the Loan Agreement. This Note is secured as provided in the Loan Documents. Reference is hereby made to the Loan Documents for a description of the properties and assets in which a security interest has been granted, the nature and extent of the security, the terms and conditions upon which the security interest was granted and the rights of the holder of this Note in respect thereof.

     Upon the occurrence of any one or more of the Events of Default, all amounts then remaining unpaid on this Note shall become, or may be declared to be, immediately due and payable, all as provided in the Loan Agreement.

All parties now and hereafter liable with respect to this Note, whether maker, principal, surety, guarantor, endorser or otherwise, hereby waive presentment, demand, protest and all other notices of any kind.

     Unless otherwise defined herein, terms defined in the Loan Agreement and used herein shall have the meanings given to them in the Loan Agreement.

THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF MISSOURI.

     MONACO  FUNDING  CORP.,
     as  Borrower

By:____________________
Name:__________________
Title:_________________

                                  SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          MONACO  FINANCE,  INC.


     Date:  August 13,  1997


                                                  By:    /s/  Morris  Ginsburg
                                                         ---------------------
                                                              Morris  Ginsburg
                                                                    President,

                                            By:    /s/  Michael  H.  Feinstein
                                                   ---------------------------
                                                       Michael  H.  Feinstein,
                                                     Chief  Financial  Officer