Form 10QSB
period 1997-09-30
MONACO FINANCE INC
filed 1997-11-14
CIK 865830

FORM 10-QSB


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: SEPTEMBER 30, 1997

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


Number of shares outstanding of the Issuer's Common Stock, as of September 30, 1997:

     Class A Common Stock, $.01 par value: 7,173,379 shares Class B Common Stock, $.01 par value: 1,303,715 shares

Exhibit  index  is  located  on  page  27.
Total  number  of  pages  is  30.

                    MONACO FINANCE, INC. AND SUBSIDIARIES

                                 FORM 10-QSB

                       QUARTER ENDED SEPTEMBER 30, 1997

                                    INDEX

                                                                    PAGE NO.
PART  I  -  FINANCIAL  INFORMATION
Consolidated  Statements  of  Operations  for  the  three
                    months ended September 30, 1997 and 1996 (unaudited) 3 Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996 (unaudited) 4 Consolidated Balance Sheets at September 30, 1997
                                       (unaudited) and December 31, 1996     5
Consolidated  Statement  of  Shareholders'  Equity  for  the
                         nine months ended September 30, 1997(unaudited)     6
Consolidated  Statements  of  Cash  Flows  for  the  nine
                    months ended September 30, 1997 and 1996 (unaudited)     7
               Notes to Consolidated Financial Statements (unaudited) 8-16 Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations     17-26
                                            PART II - OTHER INFORMATION     27
EXHIBIT  11  -  Computation  of  Net  Earnings  (Loss)  per
                                     Common and Common Equivalent Share     28
                                   EXHIBIT 27 - Financial Data Schedule     29

                                                             SIGNATURES     30

                        PART I - FINANCIAL INFORMATION



                        ITEM 1.  FINANCIAL STATEMENTS
                    MONACO FINANCE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (UNAUDITED)

          THREE  MONTHS  ENDED    SEPTEMBER  30,




                                                           1997          1996
                                                    ------------  ------------

REVENUES:
Interest                                            $ 2,923,353   $ 3,526,382
Other income                                              4,510         1,273
                                                    ------------  ------------
     Total revenues                                   2,927,863     3,527,655

COSTS AND EXPENSES:
Provision for credit losses (Note 2)                     51,701       207,691
Operating expenses                                    3,137,194     3,144,104
Interest expense (Note 4)                             1,371,912     1,231,859
                                                    ------------  ------------
     Total costs and expenses                         4,560,807     4,583,654
                                                    ------------  ------------

(Loss) before income taxes                           (1,632,944)   (1,055,999)
Income tax (benefit) (Note 6)                                 -      (394,944)
                                                    ------------  ------------

Net (loss)                                          $(1,632,944)  $  (661,055)
                                                    ============  ============


Earnings (loss) per share (Notes 1 AND 5):

Net (loss) per common and common equivalent share        ($0.19)       ($0.09)
                                                    ============  ============

Weighted average number of shares outstanding         8,477,094     6,961,737






     See  notes  to  consolidated  financial  statements.




                       MONACO FINANCE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    (UNAUDITED)

                                               NINE  MONTHS  ENDED    SEPTEMBER  30,

                                                                1997           1996
                                                        -------------  -------------

REVENUES:
Interest                                                $  9,279,909   $  9,951,985
Other income                                                 126,510         34,696
                                                        -------------  -------------
     Total revenues                                        9,406,419      9,986,681

COSTS AND EXPENSES:
Provision for credit losses (Note 2)                         245,950        756,215
Operating expenses                                         9,025,178      8,393,480
Interest expense (Note 4)                                  4,126,422      3,354,288
                                                        -------------  -------------
     Total costs and expenses                             13,397,550     12,503,983
                                                        -------------  -------------

(Loss) from continuing operations before income taxes     (3,991,131)    (2,517,302)
Income tax (benefit) (Note 6)                                      -       (941,471)
                                                        -------------  -------------

(Loss) from continuing operations                         (3,991,131)    (1,575,831)

(Loss) on disposal of discontinued business, net of
   applicable income taxes (Note 7)                                -       (301,451)
                                                        -------------  -------------

Net (loss)                                               ($3,991,131)   ($1,877,282)
                                                        =============  =============


EARNINGS (LOSS) PER SHARE (NOTES 1 AND 5):

(Loss) from continuing operations                             ($0.52)        ($0.23)

(Loss) on disposal of discontinued business                        -          (0.04)
                                                        -------------  -------------

Net (loss) per common and common equivalent share             ($0.52)        ($0.27)
                                                        =============  =============

Weighted average number of shares outstanding              7,724,594      6,963,282



     See  notes  to  consolidated  financial  statements.







                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                  CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                                                                 SEPT. 30, 1997    DECEMBER 31,
                                                                  (UNAUDITED)          1996
                                                                ----------------  --------------

ASSETS
     Cash and cash equivalents                                  $       632,112   $   1,227,441
     Restricted cash                                                  3,636,517       4,463,744
     Automobile receivables - net (Notes 2 and 4)                    76,000,107      81,890,935
     Repossessed vehicles held for sale                               2,200,474       2,314,869
     Income tax receivable (Note 6)                                           -         350,000
     Deferred income taxes (Note 6)                                   1,579,779       1,581,651
     Furniture and equipment, net of accumulated
       depreciation of $1,996,856 (1997) and $1,326,215 (1996)        2,084,682       2,055,902
     Other assets                                                     1,590,675       1,379,526
                                                                ----------------  --------------
          Total assets                                          $    87,724,346   $  95,264,068
                                                                ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                                           $       621,093   $     851,838
     Accrued expenses and other liabilities                             723,467         619,125
     Notes payable (Note 4)                                           7,950,000       5,250,000
     Promissory note payable (Note 4)                                 1,996,084               -
     Installment note payable (Note 4)                                        -       3,000,000
     Convertible subordinated debt (Note 4)                           1,385,000       1,385,000
     Senior subordinated debt (Note 4)                                3,749,999       5,000,000
     Convertible senior subordinated debt (Note 4)                    5,000,000       5,000,000
     Automobile receivables-backed notes (Note 4)                    52,413,455      59,156,101
                                                                ----------------  --------------
          Total liabilities                                          73,839,098      80,262,064
Commitments and contingencies (Note 3)
Stockholders' equity (Note 5)
       Preferred stock; no par value, 5,000,000 shares
         authorized, none issued or outstanding                               -               -
       Class A common stock, $.01 par value; 17,750,000
         shares authorized, 7,173,379 shares (1997) and
         5,648,379 shares (1996) issued                                  71,734          56,484
       Class B common stock, $.01 par value; 2,250,000
         shares authorized, 1,303,715 shares (1997) and
         1,323,715 shares (1996) issued                                  13,037          13,237
       Additional paid-in capital                                    24,925,414      22,066,089
       Retained earnings (deficit)                                  (11,124,937)     (7,133,806)
                                                                ----------------  --------------
Total stockholders' equity                                           13,885,248      15,002,004
                                                                ----------------  --------------
Total liabilities and stockholders' equity                      $    87,724,346   $  95,264,068
                                                                ================  ==============


     See  notes  to  consolidated  financial  statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                       (UNAUDITED)


                                              Class  A              Class  B          Additional
                                           Common  Stock         Common  Stock      Paid-in-     Retained
                                         Shares    Amount     Shares     Amount     Capital      Earnings        Total
                                        ---------  -------  ----------  --------  -----------  -------------  ------------

Balance - December 31, 1996             5,648,379  $56,484  1,323,715   $13,237   $22,066,089   ($7,133,806)  $15,002,004
Exercise of stock options                   5,000       50          -         -         9,325             -         9,375
Conversion of shares                       20,000      200    (20,000)     (200)            -             -             0
Conversion of installment note payable  1,500,000   15,000          -         -     2,850,000             -     2,865,000
Net (loss) for the nine months                  -        -          -         -             -    (3,991,131)   (3,991,131)
                                        ---------  -------  ----------  --------  -----------  -------------  ------------
Balance - September 30, 1997            7,173,379  $71,734  1,303,715   $13,037   $24,925,414  ($11,124,937)  $13,885,248
                                        =========  =======  ==========  ========  ===========  =============  ============



     See  notes  to  consolidated  financial  statements.

                    MONACO FINANCE, INC. AND SUBSIDIARIES


                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                            (unaudited)
     Nine  Months  ended  September  30,



                                                                           1997           1996
                                                                       -------------  -------------

Cash flows from operating activities:
---------------------------------------------------------------------
     Loss from continuing operations                                    ($3,991,131)   ($1,575,831)
     Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
          Depreciation                                                      690,976        415,731
          Provision for credit losses                                       245,950        756,215
          Amortization of excess interest                                 3,510,372      2,433,827
          Amortization of other assets                                      711,986        559,670
          Deferred tax asset                                                  1,872       (587,932)
          Other                                                              (2,792)        28,474
                                                                       -------------  -------------
                                                                          1,167,233      2,030,154
     Change in assets and liabilities:
          Receivables                                                      (658,685)    (1,007,265)
          Prepaid expenses                                                 (164,277)      (227,847)
          Accounts payable                                                 (230,745)       499,256
          Accrued liabilities and other                                     386,408        (56,930)
                                                                       -------------  -------------
     Net cash flows from continuing operations                              499,934      1,237,368
     Net cash flows from discontinued operations                                  -      1,022,939
                                                                       -------------  -------------
Net cash provided by operating activities                                   499,934      2,260,307
                                                                       -------------  -------------
Cash flows from investing activities:
---------------------------------------------------------------------
     Retail installment sales contracts - purchased                     (26,423,798)   (52,535,178)
     Retail installment sales contracts - originated                              -     (1,519,376)
     Proceeds from payments on contracts - purchased                     28,052,587     24,715,293
     Proceeds from payments on contracts - originated                     1,170,199      4,001,449
     Purchase of furniture and equipment                                   (706,402)      (757,241)
     Equipment deposits and other                                               726              -
                                                                       -------------  -------------
Net cash provided by (used in) investing activities                       2,093,312    (26,095,053)
                                                                       -------------  -------------
Cash flows from financing activities:
---------------------------------------------------------------------
     Net borrowings under line of credit                                  2,700,000      3,000,000
     Net decrease (increase) in restricted cash                             827,227     (1,259,918)
     Borrowings on asset-backed notes                                    58,079,887     37,746,134
     Repayments on asset-backed notes                                   (64,822,533)   (25,236,491)
     Repayments on senior subordinated debentures                        (1,250,001)             -
     Proceeds from  issuance of convertible senior subordinated notes             -      5,000,000
     Purchases of treasury stock                                                  -        (59,042)
     Proceeds from  exercise of stock options                                 9,375              -
     Proceeds from  issuance of promissory note                           2,525,000              -
     Repayments on promissory note                                         (528,916)             -
     Increase in debt issue and conversion costs                           (728,614)      (265,055)
                                                                       -------------  -------------
Net cash (used in) provided by financing activities                      (3,188,575)    18,925,628
                                                                       -------------  -------------
Net decrease in cash and cash equivalents                                  (595,329)    (4,909,118)
Cash and cash equivalents, January 1                                      1,227,441      7,247,670
                                                                       -------------  -------------
Cash and cash equivalents, September 30                                $    632,112   $  2,338,552
                                                                       =============  =============


     See  notes  to  consolidated  financial  statements.

                 MONACO FINANCE, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Monaco Finance, Inc. (the "Company"), is engaged in the business of providing alternative financing programs primarily to purchasers of used vehicles. The Company commenced operations in June 1988. The Company provides such automobile financing programs by acquiring retail installment sale contracts (the "Contracts") from certain selected automobile dealers in approximately 22 states ("Dealer Network") . The contracts are acquired by the
     Company through automobile financing programs it sponsors. In February 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations. The CarMart business ceased operations on May 31, 1996.

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

INTERIM  UNAUDITED  FINANCIAL  STATEMENTS

Information with respect to September 30, 1997 and 1996, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results of the entire year.

REPOSSESSED  VEHICLES  HELD  FOR  RESALE

At    September  30,  1997  and  December  31, 1996, 626 and 651 repossessed vehicles, respectively, were held for resale. Included in vehicles held for resale are vehicles which have been sold for which payment has not been received and unlocated vehicles (skips), the value for which may be reimbursed from  insurance.

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

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION





                         1997        1996
                   ----------  ----------
Cash Payments for
Interest           $4,207,666  $3,213,576
Income Taxes       $    3,108  $    1,455




     Non-cash  investing  and  financing  activities:
     In May 1996, the Company issued a note for $107,407 for the sale of furniture and equipment.
     In April 1997, Pacific USA Holdings Corp. ("Pacific") converted the entire $3,000,000 outstanding principal amount of an installment note payable made by Pacific to the Company into 1.5 million shares of the Company's Class A Common Stock. See Note 4.



NOTE  2  -  AUTOMOBILE  RECEIVABLES

     Automobile  Receivables  consist  of  the  following:
                                                 September  30, December  31,

                                                          1997          1996
                                                   ------------  ------------
Automobile Receivables
Retail installment sales contracts                 $10,943,377   $11,777,343
Retail installment sales contracts-Trust (Note 4)   62,476,942    71,129,192
Excess interest receivable                           5,168,854     6,555,682
Other                                                  857,249       616,230
Accrued interest                                     1,059,606     1,331,450
                                                   ------------  ------------
Total finance receivables                           80,506,028    91,409,897
Allowance for credit losses                         (4,505,921)   (9,518,962)
                                                   ------------  ------------
Automobile receivables - net                       $76,000,107   $81,890,935
                                                   ============  ============




     At    September 30, 1997, the accrual of interest income was suspended on
$0  of  principal  amount  of  retail  installment  sales  contracts.

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





                                                Allowance for
                                                Credit Losses
                                               ---------------

Balance as of December 31, 1996                $    9,518,962
Provision for credit losses                           245,950
Unearned interest income                            2,123,536
Unearned discounts                                  1,632,840
Retail installment sale contracts charged off     (17,810,263)
Recoveries                                          8,794,896
                                               ---------------
Balance as of  September 30, 1997              $    4,505,921
                                               ===============




     The provision for credit losses is based on estimated losses on all Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and for all Contracts originated by CarMart which have been and will continue to be provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis.

     Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Subsequent receipts of excess interest are applied to reduce excess interest receivable. For the three and
nine  months  ended    September  30,  1997,  $1,126,217  and  $3,510,372,
respectively, of excess interest income was amortized against excess interest receivable.

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

NOTE  3  -  COMMITMENTS  &  CONTINGENCIES

CONTINGENCIES

     Although not subject to any material litigation at this time, the Company and its Subsidiaries at times are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the

Company. It is the Company's and its Subsidiaries' policy to vigorously defend litigation, however, the Company and its Subsidiaries have, and may in the future, enter into settlements of claims where management deems appropriate.


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

AUTOMOBILE  RECEIVABLES  -  BACKED  NOTES

In November 1994 MF Receivables Corp. I. ("MF I"), a wholly owned special purpose subsidiary of the Company, sold, in a private placement, $23,861,823 of 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The
Series  1994-A  Notes  accrued  interest  at  a  fixed rate of 7.6% per annum.

     On July 24, 1997, the Company redeemed the outstanding principal balance of its Series 1994-A Notes. The bonds were redeemed at their principal amount of $1,220,665.33 plus accrued interest to July 24, 1997. Upon redemption of the Series 1994-A Notes, the underlying automobile receivables of approximately $2.5 million were pledged under the terms of the Revolving Note.

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

     The assets of MF I, MF II and Monaco Funding Corp. are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term Notes a nationally recognized insurance company (MBIA) has guaranteed repayment. The MBIA insured Series 1995-A Note, Series 1995-B Notes, and Series 1997-1A Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series
1995-A, Series 1995-B, Series 1997-1A and Promissory Note noteholders and other general disbursements are paid to MF I and MF II on a monthly basis.

     As  of    September 30, 1997, the Series 1995-A Note, Series 1995-B Notes
and the Series 1997-1A Notes and underlying receivables backing those notes were as follows:





                                    Underlying
                                    Receivable
                     Note Balance     Balance
                     -------------  -----------

Series 1995-A Note   $   8,161,991  $ 9,578,448
Series 1995-B Notes      6,993,106    8,515,766
Series 1997-1 Notes     37,258,358   42,769,151  (also collateralizes the Promissory Note)
                     -------------  -----------
TOTAL                $  52,413,455  $60,863,365
                     =============


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

REVOLVING  LINE  OF  CREDIT  -  LASALLE  NATIONAL  BANK

In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank ("LaSalle")providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment consists of all Contracts pledged and all other assets of the Company. The Company has agreed to maintain certain restrictive financial covenants. As of
 September 30, 1997, the Company had borrowed $7,950,000 against this line of credit.

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

STOCK  OPTION  PLANS

During the nine months ended September 30, 1997, stock options to acquire 691,700 shares at market prices ranging from $0.53 to $2.44 were granted to certain officers and employees of the Company under the Company's stock option plan. During this same period, 5,000 options were exercised and options to acquire 89,400 shares were canceled.

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

ADOPTION  OF  NEW  ACCOUNTING  RULES

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, ("SFAS 128") which requires the presentation of basic and diluted earnings per share on the face of the income statement for entities with a complex capital structure. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of diluted earnings per share computation. SFAS is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. Management of the Company does not expect that adoption of SFAS 128 will have a material impact on the Company's financial position, results of operation or liquidity.

OTHER

     On April 25, 1997, Morris Ginsburg, the Company's President, and Irwin L. Sandler, the Company's Executive Vice President and Secretary/Treasurer, agreed to grant an option (the "Option") to purchase all shares of the Company's common stock owned by them to SPGC, LLC ("SPGC") at $4.00 per share.
 The Option is subject to execution of a definitive option agreement acceptable to the parties. The option agreement also will provide that Messrs. Ginsburg and Sandler may "put" 50% of the shares owned or controlled by them to SPGC on the second anniversary of the effectiveness of the Option and the other 50% on the third anniversary of the Option at $4.00 per share. Messrs. Ginsburg and Sandler have agreed to deliver to SPGC irrevocable proxies for all shares owned or controlled by them upon effective of the Option. The Option will become effective, if and when, SPGC provides security, on or before November 25, 1997, for the prompt payment of the "put" price in the form of cash, letter of credit or other collateral satisfactory to Messrs. Ginsburg and Sandler. SPGC is a limited liability corporation controlled by The Stone Pine Companies, a privately held group of financial services companies. Subject to termination provisions, Pacific USA Holdings Corp. has delivered irrevocable proxies to Messrs. Ginsburg and Sandler for the 1.5 million shares of Class A Common Stock acquired through the Conversion Agreement (See Note 4).

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

     A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:





                                             Three  Months                Nine  Months
                                           Ended  September  30,      Ended  September  30,
                                            1997          1996          1997          1996
                                        ------------  ------------  ------------  ------------

Pretax income (loss) - continuing and
    discontinued operations             $(1,632,944)  $(1,055,999)  $(3,991,131)  $(3,022,302)
                                        ============  ============  ============  ============
Federal tax expense (benefit)
      at statutory rate - 34%           $  (555,201)  $  (359,040)  $(1,356,985)  $(1,027,583)
State income tax expense (benefit)          (55,520)      (35,904)     (135,698)     (117,437)
                                        ------------  ------------  ------------
                                           (610,721)     (394,944)   (1,492,683)   (1,145,020)
Less valuation allowance                   (610,721)            -    (1,492,683)            -
                                        ------------  ------------  ------------  ------------
Income tax expense (benefit)            $         0   $  (394,944)  $         0   $(1,145,020)
                                        ============  ============  ============  ============




     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of September 30, 1997, were as follows:






Deferred tax assets:
Federal and State NOL tax carry-forward  $ 7,847,990
Other                                         48,935
                                         ------------
                                           7,896,925
Less: Valuation Allowance                 (3,330,066)
                                         ------------
Total deferred tax assets                  4,566,859
Deferred tax liabilities:
Depreciation                                 (68,057)
Allowances                                (2,919,023)
                                         ------------
Total deferred tax liability              (2,987,080)
                                         ------------
Net deferred tax asset                   $ 1,579,779
                                         ============




     The net deferred asset disclosed above equals the deferred income taxes on the balance sheet. The valuation allowance relates to those deferred tax assets that may not be fully utilized.

     As  of    September  30,  1997,  the  Company  had  a  net operating loss carryforward of approximately $21.0 million for income tax reporting purposes which, if unused, will expire in 2011 and 2012.

     The Company's ability to generate future taxable income will depend upon its ability to implement its growth strategy. At September 30, 1997, management has estimated that it is more likely than not that the Company will have some future net taxable income within the net operating loss carryforward period. Accordingly, a valuation allowance against the deferred tax asset has been established such that operating loss carryforwards will be utilized primarily to the extent of estimated future taxable income. The need for this allowance is subject to periodic review. Should the allowance be increased in a future period, the tax benefits of the carryforwards will be recorded at the time as an increase to the Company's income tax expense. Should the allowance be reduced in a future period, the tax benefits of the carryforwards will be recorded at the time as an reduction to the Company's income tax expense.

     The increase of approximately $1.5 million in the valuation allowance during the first nine months of 1997 was primarily due to a $2.7 million increase in net operating loss carryforward partially offset by a $1.2 million increase in deferred tax liabilities related to Allowances and Loan Origination Fees.

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS
This quarterly report on form 10-QSB for the period ended September 30, 1997 contains forward looking statements. Additional written or oral forward looking statements may be made by the company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in section 27 A of the Securities Act of 1933, as amended, and section 21 E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, objectives related to the Automobile Receivables and the related allowance, and plans related to products or services of the Company, as well as assumptions related to the foregoing.

     Forward looking statements are inherently subject to risks and uncertainties some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this quarterly report included in the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ from materially from those expressed in such forward looking statements are set forth in Exhibit 99 to the Company's annual report filed on form 10-KSB for December 31, 1996.


SUMMARY
The Company's revenues and (loss) from continuing operations primarily are derived from the Company's Loan Portfolio consisting of Contracts purchased from the Dealer Network, Contracts purchased from third party originators, Contracts purchased from vehicle sales at the Companies Dealerships and Contracts purchased through portfolio purchases.

     In February 1996 the Company announced that it intended to discontinue its CarMart retail used car sales and its associated financing operations related to its CarMart business. The CarMart business ceased operations on May 31, 1996. The results of operations of the CarMart business for 1996 were included in the loss on disposal.

     The average discount on all Contracts purchased pursuant to discounted Finance Programs during the nine months ended September 30, 1997 and 1996 was approximately 7.1% for both periods. The Company services all of the loans that it owns. The loan portfolio at September 30, 1997 carries a contract annual percentage rate of interest that approximates 22.7%, before discounts, and has an original weighted average term of approximately 52 months. The average amount financed per Contract for the nine months ended September 30,
1997  and  1996  was  approximately  $9,852    and    $10,175,  respectively.

RESULTS  OF  OPERATION

OVERVIEW


                                                                                INCOME  STATEMENT  DATA
                                                                        Three  Months              Nine  Months
                                                                     Ended  September  30,    Ended  September  30,

(dollars in thousands, except per share amounts)                         1997         1996         1997         1996
                                                                   -----------  -----------  -----------  -----------
Total revenues                                                     $    2,928   $    3,528   $    9,407   $    9,987
Total costs and expenses                                           $    4,561   $    4,584   $   13,398   $   12,504
(Loss) from continuing operations before income taxes              $   (1,633)  $   (1,056)  $   (3,991)  $   (2,517)
Income tax (benefit)                                                        -   $     (395)           -   $     (941)
(Loss) from continuing operations                                  $   (1,633)  $     (661)  $   (3,991)  $   (1,576)
(Loss) on disposal of discontinued business, net of income taxes            -            -            -   $     (301)
Net (loss)                                                         $   (1,633)  $     (661)  $   (3,991)  $   (1,877)
Net (loss) per share                                               $    (0.19)  $    (0.09)  $    (0.52)  $    (0.27)
Weighted average number of shares outstanding                       8,477,094    6,961,737    7,724,594    6,963,282





                                                                        INCOME  STATEMENT  DATA
                                                               AS  A  %  OF  OUTSTANDING  LOAN  PORTFOLIO
                                                                Three  Months               Nine  Months
                                                             Ended  September  30,      Ended  September  30,
                                                                1997          1996          1997          1996
                                                         ------------  ------------  ------------  ------------
Average Interest Bearing Loan Portfolio Balance          $74,094,439   $75,002,911   $77,548,675   $67,994,869
                                                         ============  ============  ============  ============
Interest Income                                                 15.8%         18.8%         15.9%         19.5%
Interest Expense                                                 7.4%          6.5%          7.1%          6.6%
                                                         ------------  ------------  ------------  ------------
                                                                 8.4%         12.3%          8.8%         12.9%
Operating Expenses                                              16.9%         16.8%         15.5%         16.4%
Provision for Credit Losses                                      0.3%          1.1%          0.4%          1.5%
Other Income                                                       -             -          -0.2%         -0.1%
                                                         ------------  ------------  ------------  ------------
                                                                17.2%         17.9%         15.7%         17.8%
Loss from continuing operations before income taxes             -8.8%         -5.6%         -6.9%         -4.9%
Income Tax Benefit                                                 -          -2.1%            -          -1.8%
                                                         ------------  ------------  ------------  ------------
Loss from continuing operations                                 -8.8%         -3.5%         -6.9%         -3.1%
Loss on disposal of discontinued business, net of taxes            -             -             -          -0.6%
                                                         ------------  ------------  ------------  ------------
Net Loss                                                        -8.8%         -3.5%         -6.9%         -3.7%
                                                         ============  ============  ============  ============








                               BALANCE  SHEET  DATA
                        September 30, 1997   December 31, 1996
                        -------------------  ------------------
(dollars in thousands)
Total assets            $            87,724  $           95,264
Total liabilities       $            73,839  $           80,262
Stockholders' equity    $            13,885  $           15,002




     The Company's revenues decreased 17% from $3.5 million in the third quarter of 1996 to $2.9 million in the comparable 1997 period. Net (loss) increased from $(0.7) million in 1996 to $(1.6) million in 1997. (Loss) per share for 1997 was $(0.19), based on 8.5 million weighted average shares outstanding, compared with $(0.09) per share, based on 7.0 million weighted average shares outstanding, for 1996.

     For the nine months ended September 30, the Company's net revenues decreased 6% from $10.0 million in 1996 to $9.4 million in the comparable 1997 period. Net loss increased from $(1.9) million in 1996 to $(4.0) million in 1997. (Loss) per share for 1997 was $(0.52), based on 7.7 million weighted average shares outstanding, compared with $(0.27) per share, based on 7.0 million weighted average shares outstanding, for 1996.

CONTINUING  OPERATIONS


                                                SELECTED  OPERATING  DATA
                                          Three Months Ended   Nine Months Ended
                                              September  30,      September  30,
(dollars in thousands, except where noted)    1997      1996     1997      1996
                                            -------  --------  -------  --------
Interest income                             $2,923   $ 3,527   $9,280   $ 9,952
Other income                                $    5   $     1   $  127   $    35
Provision for credit losses                 $   52   $   208   $  246   $   756
Operating expenses                          $3,137   $ 3,144   $9,025   $ 8,394
Interest expense                            $1,372   $ 1,232   $4,127   $ 3,354
Operating expenses as a % of Average
Gross Receivables                              4.2%      4.2%    11.6%     12.3%
Contracts from Dealer Network                1,033     2,353    2,349     5,059
Contracts from Company Dealerships               -         -        -       148
                                            -------  --------  -------  --------
Total contracts                              1,033     2,353    2,349     5,207
Average amount financed (dollars)           $8,893   $11,055   $9,852   $10,175




REVENUES
Total revenues for the quarter ended September 30, 1997 decreased $0.6 million when compared to the same period in 1996 primarily due to a decrease of $0.6 million in interest income when compared to the same period in 1996. The rate of interest income earned for the quarter ended September 30, 1997 was 15.8% based on an average interest bearing portfolio balance of $74,094,439 as compared to a rate of interest income earned of 18.8% based on an average interest bearing portfolio balance of $75,002,911 for the quarter ended September 30, 1996. Total revenues for the nine months ended September 30, 1997 decreased $0.6 million when compared to the same period in 1996 primarily due to a $0.7 million decrease in interest income partially offset by a one-time other income credit of $.1 million from the Company's forced place insurance provider in 1997. The rate of interest income earned for the nine months ended September 30, 1997 was 15.9% based on an average interest bearing portfolio balance of $77,548,675 as compared to a rate of interest income earned of 19.5% based on an average interest bearing portfolio balance of $67,994,869 for the nine months ended September 30, 1996. The decrease in effective yield reported by the Company for the three and nine months ended September 30, 1997 when compared to the prior year's comparable period was due primarily to the Company's use of the excess interest method of accounting and a change in the Company's portfolio mix, resulting in somewhat lower contract interest rates and lower purchase discounts. Acquisition of Contracts with lower interest rates and discounts was due to increased competition in the sub-prime automobile finance industry and the Company's strategy to acquire loans with perceived higher credit quality. The Company's management believes the yields for the first nine months of 1997, should be representative of loans purchased for the balance of the year using similar programs and buying criteria which are subject to change based on the Company's future business plans.

     The  lower  reported interest rate - when compared to the contract annual
percentage  rate  of  interest  (22.7%  at    September 30, 1997 and 24.0% at
September 30, 1996) - results from the Company's use of the excess interest method of accounting. Under this method the Company uses part of its interest income as well as contract discounts and a provision for credit losses to establish its allowance for credit losses on its portfolio over their entire life.

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

     During the first nine months of 1997, the Company's net Automobile Receivables decreased from $81.9 million at December 31, 1996 to $76.0 million at September 30, 1997. During the three months period ended September 30, 1997, the Company originated 1,033 loans totaling $9.2 million with an average amount financed of $8,893 as compared to loan originations of 2,353 totaling $26.0 million with an average amount financed of $11,055 for the three months ended September 30, 1996. During the nine months ended September 30, 1997, the Company originated 2,349 loans totaling $23.1 million with an average amount financed of $9,852 as compared with loan originations of 5,207 totaling $53.0 million with an average amount financed of $10,175 for the nine months ended September 30, 1996. The average discount on all contracts purchased was 7% for the nine months ended September 30, 1996 and 1997.

     The decline in the number and dollar value of loan originations during the first nine months of 1997 as compared to the first nine months of 1996 of 55% and 56%, respectively, resulted from a change in the Company's business philosophy in the latter part of 1996 which carried over into 1997. This change resulted from the completion of the Company's proprietary credit scoring system, the closing its CarMart retail sales and financing operations and the ceasing of its deep discount loan acquisition programs. All of these measures were in accordance with the Company's loan acquisition strategy to acquire loans which the Company believes have increased credit quality.

     At    September  30,  1997,  only  $1.9  million  of  the  Company's Auto
Receivable Loan Portfolio was generated from the discontinued CarMart operations as compared to $6.1 million of its portfolio at September 30, 1996.

COSTS  AND  EXPENSES
The provision for credit losses decreased $156,000 from $208,000 in the quarter ended September 30, 1996 to $52,000 in the comparable 1997 period. For the nine months ended September 30, the provision for credit losses decreased $510,000 from $756,000 in 1996 to $246,000 in 1997. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The decreases in the provisions for credit losses primarily were due to the introduction of the excess interest method to record allowances effective January 1, 1995 (see
Note 2), as well as changes in certain of the Company's programs. Net charge-offs as a percentage of Average Net Automobile Receivables decreased from 14.2% in the first nine months of 1996 to 11.5% in the comparable 1997 period. Although the Company believes that its allowance for credit losses is sufficient for the life of its current portfolio, a provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 2.2% of its loan portfolio over 60 days past due at December 31, 1996 compared with 1.2% at September 30, 1997.

     The Company believes that the decrease in net charge-offs as a percentage of Average Net Automobile Receivables is due to the following factors:
1. Portfolio mix; Changes in the composition of the Company's portfolio, due specifically to closing the CarMart retail stores and elimination of the high interest rate, deep-discount programs, may reduce charge-offs as a percentage of average automobile receivables.
2. Credit quality; All originations subsequent to August 31, 1996, were acquired using the Company's credit scorecard including more stringent credit criteria. These Contracts may result in lower net charge-offs and higher risk adjusted yields in the future than for comparable periods in 1996.
3. Collections and recoveries; In February 1997, the Company upgraded its collection and recovery departments. Currently, the top three people in charge of these departments have many years of experience in collecting sub-prime automobile contracts.

     It is too soon to determine whether the above factors will result in significant long-term reductions in net charge-offs.

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

     Operating expenses decreased $7,000 from $3,144,000 in the third quarter of 1996 to $3,137,000 in the comparable 1997 period. This decrease primarily was due to a decrease in salaries and benefits of $520,000 offset by a $341,000 increase due to lower loan origination fees and an $271,000 increase in depreciation and amortization. For the nine months ended September 30, operating expenses increased $0.6 million, or 8%, from $8.4 million in 1996 to $9.0 million in 1997. This increase primarily was due to an increase of $.8 million as a result of lower loan origination fees, an increase in depreciation and amortization of $.4 million and an increase in consulting and professional fees of $.1 million, partially offset by a decrease in salaries and benefits of $.7 million and travel and entertainment of $.1 million. The major components of the increase in operating expenses are as follows:



                                              Three  Months                      Nine  Months
                                          Ended  September  30,               Ended  September  30,
(dollars in thousands)               1997     1996   Increase (Decr.)     1997     1996   Increase (Decr.)
                                   -------  -------  -----------------  -------  -------  -----------------
Salaries and benefits              $1,219   $1,739   $           (520)  $3,947   $4,692   $           (745)
Depreciation and amortization         597      326                271    1,403      975                428
Consulting and professional fees      706      719                (13)   1,820    1,711                109
Telephone                             115      148                (33)     390      365                 25
Travel and entertainment               42      124                (82)     163      298               (135)
Loan origination fees                 (57)    (398)               341     (229)    (989)               760
Rent/Office Supplies/Postage          275      284                 (9)     803      795                  8
All other                             240      202                 38      728      546                182
                                   -------  -------  -----------------  -------  -------  -----------------
                                   $3,137   $3,144   $             (7)  $9,025   $8,393   $            632
                                   =======  =======  =================  =======  =======  =================




     Interest expense increased $0.1 million, or 11%, from $1.2 million in the third quarter of 1996 to $1.3 million in the third quarter of 1997. For the nine months ended September 30, interest expense increased $0.8 million, or 23%, from $3.3 million in 1996 to $4.1 million in 1997. These increases primarily were due to an increase in borrowings on the LaSalle Revolving Line of Credit at an interest rate of 2.75% over LIBOR and a paydown of the Company's automobile receivables-backed notes at interest rates between 6.45% and 7.6%. Since September 30, 1996, net increases (decreases) in the Company's debt were as follows:



 (dollars  in  thousands)

Notes payable - LaSalle               $ 4,950
Promissory  note payable                1,996
Convertible senior subordinated debt   (1,250)
Automobile receivables-backed notes    (9,767)
                                      --------
     Total                            $(4,071)
                                      ========





     The average annualized interest rate on the Company's debt was 7.5% for the third quarter of 1997 and 7.0% for the comparable 1996 period. For the nine months ended September 30 1997, the average annualized interest rate was 7.3% versus 7.0% for the comparable 1996 period.

     The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 12.0% in the third quarter of 1996 to 8.1% in the third quarter of 1997. For the nine months ended September 30, the annualized net interest margin percentage decreased from 13.1% in 1996 to 8.8% in 1997. These decreases were due primarily to the amortization of excess interest receivable as described in Note 2 of the Notes to Consolidated Financial Statements.

NET  INCOME  (LOSS)
Net loss from continuing operations increased $1.0 million from $(0.6) million in the third quarter of 1996 to $(1.6) million in the third quarter of
     1997. For the nine months ended September 30, net loss from continuing operations increased $2.4 million from $(1.6) million in 1996 to $(4.0) million in 1997. These increases in loss were primarily due to the following changes on the Consolidated Statements of Operations:





                                                 (INCREASE) TO NET (LOSS) FROM CONT. OPERATIONS
                                                     Three Months           Nine Months
                                                  Ended September 30,   Ended September 30,
                                                 ---------------------  -------------------
(in millions of dollars)
Interest  and other income                       $               (0.6)                       $(0.6)
Provision for credit losses                                       0.1                          0.5
Operating expenses                                                  -                         (0.6)
Interest expense                                                 (0.1)                        (0.8)
Income tax expense                                               (0.4)                        (0.9)
                                                 ---------------------                       ------
Net (increase) to net (loss)
  from continuing operations                     $               (1.0)                       $(2.4)
                                                 =====================                       ======




LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's cash flows for the nine months ended September 30, 1997 and 1996 are summarized as follows:



                                                CASH  FLOW  DATA
                                                  Nine  Months
                                               Ended September 30,
(dollars in thousands)                            1997       1996
                                               --------  ---------
Cash flows provided by (used in):
Operating activities                           $   500   $  2,260
Investing activities                             2,093    (26,095)
Financing activities                            (3,188)    18,926
                                               --------  ---------
Net (decrease)  in cash and cash equivalents   $  (595)  $ (4,909)
                                               ========  =========




     The Company's business has been and will continue to be cash intensive. The Company's principal need for capital is to fund cash payments made to Dealers and to third-party originators in connection with purchases of installment contracts and the purchase of existing loan portfolios. These purchases have been financed through the Company's capital, private placement borrowings and cash flows from operations. It is the Company's intent to use its Revolving Note and revolving line of credit, as described in detail below, to provide the liquidity to finance the purchase of installment Contracts.

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

     In November 1994 MF Receivables Corp. I. ("MF I"), a wholly owned special purpose subsidiary of the Company, sold, in a private placement, $23,861,823 of 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrued interest at a fixed rate of 7.6% per annum. On July 24, 1997, the Company redeemed the outstanding principal balance of its Series 1994-A Notes at their principal amount of $1,220,665 plus accrued interest.

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

     The assets of MF I, MF II and Monaco Funding Corp. are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term Notes a nationally recognized insurance company (MBIA) has guaranteed repayment. The MBIA insured Series 1995-A Note, Series 1995-B Notes, and Series 1997-1A Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series
1995-A, Series 1995-B, Series 1997-1A and Promissory Note noteholders and other general disbursements are paid to MF I and MF II on a monthly basis.

     As  of    September 30, 1997, Series 1995-A Note, Series 1995-B Notes and
the Series 1997-1A Notes and underlying receivables backing those notes were as follows:





                                    Underlying
                                    Receivable
                     Note Balance     Balance
                     -------------  -----------

Series 1995-A Note   $   8,161,991  $ 9,578,448
Series 1995-B Notes      6,993,106    8,515,766
Series 1997-1 Notes     37,258,358   42,769,151  (also collateralizes the Promissory Note)
                     -------------  -----------
TOTAL                $  52,413,455  $60,863,365
                     =============  ===========





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

     In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit is January 1, 1998. At the option of the Company, the interest rate charged on the loans shall be either .5% in excess of the prime rate charged by the lender or 2.75% over the applicable LIBOR rate. The Company is obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances is subject to standard conditions. The collateral securing payment of the line of credit consists of all Contracts pledged and all other assets of the Company. The Company has agreed to maintain certain restrictive loan covenants. As of September 30, 1997, the Company had borrowed $7,950,000 against this line of credit.

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

     In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of September 30, 1997, the Company had repurchased 26,900 shares of Class A Common Stock.

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

OTHER

ACCOUNTING  PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, ("SFAS 128") which requires the presentation of basic and diluted earnings per share on the face of the income statement for entities with a complex capital structure. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of diluted earnings per share computation. SFAS is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. Management of the Company does not expect that adoption of SFAS 128 will have a material impact on the Company's financial position, results of operation or liquidity.

INFLATION

Inflation  was  not  a  material factor in either the sales or the operating
expenses  of  the  Company  from  inception  to    September  30,  1997.

FUTURE  EXPANSION  AND  STRATEGY

     The Company's strategy is to increase the size of its loan portfolio while maintaining the integrity of the credit quality of auto loans acquired.

     The Company plans to implement its growth strategy by: (1) expanding its Dealer Network; (2) increasing the number and amount of loans purchased from third-party originators; (3) purchasing portfolios of loans originated by other sub-prime automobile contract originators; (4) continuing its efforts to increase the credit quality of its portfolio and reduce credit losses and charge-offs; and (5) decreasing the percentage of operating expenses to average gross receivables by increasing the portfolio while decreasing operating expenses.

     During 1996, the Company acquired Contracts from approximately 425 Dealers in 22 states, the majority of which were purchased in five states ("Primary States"). In order to increase efficiency and reduce operating expenses, in the first half of 1997, the Company temporarily reduced its marketing representatives from 16 to six in the Primary States. In August 1997, the Company initiated its strategy to increase its Dealer Net-work by hiring two regional marketing managers. By October 31, 1997, the Company had increased its marketing representatives to 20.

     Between July 1, 1997, and October 31, 1997, the Company entered into agreements with six independent marketing agents who market the Company's finance program in 16 states.

     The Company also plans to pursue the purchase of loan portfolios previously originated by other finance companies or originators. In September and October of 1997, the Company acquired, at a discount, two such portfolios with a face value of approximately $13 million. The Company is actively negotiating to acquire other portfolios, including certain loans owned by Pacific USA Holdings Corp. as disclosed in its Form 8-K filed with the Securities and Exchange Commission on October 3, 1997.

     Other strategies for the future include acquiring, merging with or forming a strategic alliance with another company, either currently engaged in or interested in entering the sub-prime automobile finance industry. A transaction of this nature, if consummated, may result in additional capital and warehouse lines of credit as well as increased loan volume and cost efficiencies obtained by combining operations.

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

                      QUARTER ENDED  SEPTEMBER 30, 1997

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None

ITEM  5.  OTHER  INFORMATION

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:
     11  -        Computation of Net Earnings per Common and Common Equivalent
                   Share.  Page  28.
     27  -        Financial  Data  Schedule.  Page  29.

(b)  Reports  on  Form  8  -  K:
     A Form 8-K Dated August 22,1997 was filed announcing that Craig L. Caukin had resigned as an officer and director of the Company due to health reasons.
     A Form 8-K dated October 3, 1997 was filed announcing the execution of an Asset Purchase Agreement to acquire certain assets from affiliates of Dallas-based Pacific USA Holdings Corp.

                                  EXHIBIT 11



                                      MONACO FINANCE, INC. AND SUBSIDIARIES
                                     COMPUTATION OF EARNINGS (LOSS) PER SHARE
                         FOR THE THREE AND NINE MONTHS ENDED  SEPTEMBER 30, 1997 AND 1996

     THREE  MONTHS  ENDED    SEPTEMBER  30,          NINE  MONTHS  ENDED    SEPTEMBER  30,




                                                                 1997         1996          1997          1996
                                                             ------------  -----------  ------------  ------------

EARNINGS (LOSS) PER SHARE - PRIMARY AND FULLY DILUTED
NET EARNINGS (LOSS)
-----------------------------------------------------------
(Loss) from continuing operations                            $(1,632,944)  $ (661,055)  $(3,991,131)  $(1,575,831)
(Loss) on disposal of discontinued business                            -            -             -      (301,451)
                                                             ------------  -----------  ------------  ------------
Net (loss)                                                   $(1,632,944)  $ (661,055)  $(3,991,131)  $(1,877,282)
                                                             ============  ===========  ============  ============
AVERAGE SHARES OUTSTANDING
-----------------------------------------------------------
Weighted average shares outstanding                            8,477,094    6,961,737     7,724,594     6,963,282
Shares issuable from assumed exercise of stock options (a)            (b)          (b)           (b)           (b)
Shares issuable from assumed exercise of underwriters'
units (a)                                                             (b)          (b)           (b)           (b)
Shares issuable from assumed exercise of stock
warrants (a)                                                          (b)          (b)           (b)           (b)
                                                             ------------  -----------  ------------  ------------
Common stock and common stock equivalents - primary            8,477,094    6,961,737     7,724,594     6,963,282
Shares issuable from assumed conversion of 7% subordinated
debt (c)                                                              (b)          (b)           (b)           (b)
                                                             ------------  -----------  ------------  ------------
Common stock and common stock equivalents - fully
diluted                                                        8,477,094    6,961,737     7,724,594     6,963,282
                                                             ============  ===========  ============  ============
EARNINGS (LOSS)PER SHARE - PRIMARY AND FULLY DILUTED
-----------------------------------------------------------
(Loss) from continuing operations                            $     (0.19)  $    (0.09)  $     (0.52)  $     (0.23)
(Loss) on disposal of discontinued business                            -            -             -         (0.04)
                                                             ------------  -----------  ------------  ------------
Net (loss) per share                                         $     (0.19)  $    (0.09)  $     (0.52)  $     (0.27)
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

                                  EXHIBIT 27



                          MONACO FINANCE, INC. AND SUBSIDIARIES
                                 FINANCIAL DATA SCHEDULE
                 FOR THE THREE AND NINE MONTHS ENDED  SEPTEMBER 30, 1997

[LEGEND]
     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED
BALANCE  SHEETS  AND  THE  CONSOLIDATED  STATEMENTS OF OPERATIONS AND IS QUALIFIED IN ITS
ENTIRETY  BY  REFERENCE  TO  SUCH  FINANCIAL  STATEMENTS.
[/LEGEND]



Item                                                           3 -mos       Year-to-date
---------------------------------------------------------- ------------    --------------

Fiscal year end                                                31-Dec-97       31-Dec-97
Period end                                                     30-Sep-97       30-Sep-97
Period type                                                      3 month         9 month
Cash and cash items                                         $  4,268,629   $   4,268,629
Marketable securities                                       $          0   $           0
Notes and accounts receivable trade                         $ 80,506,028   $  80,506,028
Allowance for doubtful accounts                              ($4,505,921)    ($4,505,921)
Inventory                                                   $          0   $           0
Total current assets                                        $          0   $           0
Property, plant and equipment                               $  4,081,538   $   4,081,538
Accumulated depreciation                                    $  1,996,856   $   1,996,856
Total assets                                                $ 87,724,346   $  87,724,346
Total current liabilities                                   $          0   $           0
Bonds, mortgages and similar debt                           $ 72,494,538   $  72,494,538
Preferred stock-mandatory redemption                        $          0   $           0
Preferred stock no-mandatory redemption                     $          0   $           0
Common stock                                                $     84,771   $      84,771
Other stockholders' equity                                  $ 13,800,477   $  13,800,477
Total liabilities and stockholders' equity                  $ 87,724,346   $  87,724,346
Net sales of tangible products                              $          0   $           0
Total revenues                                              $  2,927,863   $   9,406,419
Cost of tangible goods sold                                 $          0   $           0
Total costs and expenses applicable to sales and revenues   $  3,137,194   $   9,025,178
Other costs and expenses                                    $          0   $           0
Provision for doubtful accounts and notes                   $     51,701   $     245,950
Interest and amortization of debt discount                  $  1,371,912   $   4,126,422
Income before taxes and other items                          ($1,632,944)    ($3,991,131)
Income tax expense                                          $          0   $           0
Income/(loss) continuing operations                          ($1,632,944)    ($3,991,131)
Discontinued operations                                     $          0   $           0
Extraordinary items                                         $          0   $           0
Cumulative effect-changes in accounting principals          $          0   $           0
Net income (loss)                                            ($1,632,944)    ($3,991,131)
Earnings per share-primary                                        ($0.19)         ($0.52)
Earnings per share-fully diluted                                  ($0.19)         ($0.52)



                                  SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          MONACO  FINANCE,  INC.


     Date:  November  14,  1997
     By:    /s/  Morris  Ginsburg
            ---------------------
                  Morris  Ginsburg
                   President,

     By:    /s/  Michael  H.  Feinstein
            ---------------------------
                 Michael  H.  Feinstein,
                 Chief  Financial  Officer