Form 10KSB
period 1997-12-31
MONACO FINANCE INC
filed 1998-03-31
CIK 865830

1

                                  FORM 10-KSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

     Commission  file  number  0-18819
                             MONACO FINANCE, INC.
                             --------------------
                (Name of small business issuer in its charter)

                           Colorado                      84-1088131
                           --------                      ----------
                (State or other jurisdiction           (IRS Employer
              of incorporation or organization)     Identification No.)

               370  17th  Street,  Suite  5060
               Denver, Colorado                               80202
               ----------------                               -----
               (Address of principal executive offices)     (Zip Code)

                Issuer's telephone number:     (303) 592-9411
                               --------------

     SECURITIES  REGISTERED  UNDER  SECTION  12(B)  OF  THE  EXCHANGE  ACT:

Class  A  Common  Stock,  $.01  Par  Value
------------------------------------------
Title  of  Class

SECURITIES  REGISTERED  UNDER  SECTION  12(G)  OF  THE  EXCHANGE  ACT:

Class  A  Common  Stock,  $.01  Par  Value
------------------------------------------
Title  of  Class

     Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       X Yes   _____  No
     ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB  or  any  amendments  to  this  Form  10-KSB.  [    ]
                                                      ------

State  issuer's  revenues  for  its  most  recent  fiscal year.   $12,638,907.

     State the aggregate market value of the voting stock held by non-affiliates (based on the average bid and asked prices of such stock) of the Registrant:

As  of  February  27,  1998:    Approximately  $4,716,540.

     As of March 30, 1998, there were 8,014,631 shares of Class A Common Stock, $.01 par value and 1,273,715 shares of Class B Common Stock, $.01 par value, outstanding.

     DOCUMENTS  INCORPORATED  BY  REFERENCE
     Proxy Statement for the 1998 Annual Meeting to be filed within 120 days after the fiscal year (Part III).
Transitional  Small  Business  Disclosure  Format:            Yes    No      X
                                                                           ---
Total  number  of  pages:  76

                             MONACO FINANCE, INC.
                        1997 FORM 10-KSB ANNUAL REPORT
                               TABLE OF CONTENTS

                                                       PAGE NUMBER
                                                       -----------

     PART  I
     -------
Item 1.     Description of Business                           3-12
Item 2.     Description of Property                             12
Item 3.     Legal Proceedings                                   12
Item  4.    Submission  of  Matters  to
            a Vote of Security Holders                          12
     PART  II
     --------
Item  5.    Market  for  Common  Equity  and  Related
            Stockholder Matters                              13-14
Item  6.    Management's  Discussion  and  Analysis  of
            Financial Condition and Results of Operation     15-28
Item  7.    Financial Statements                             29-57
Item  8.    Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure              58
     PART  III
     ---------
Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance With Section 16(a)
            of the Exchange Act                                 58
Item 10.    Executive Compensation                              58
Item 11.    Security  Ownership  of  Certain  Beneficial  Owners
            and Management                                      58
Item 12.    Certain Relationships and Related Transactions      58
     PART  IV
     --------
Item 13.    Exhibits and Reports on Form 8-K               58-75
            Signatures                                        76

PART  I
-------

ITEM  1.  DESCRIPTION  OF  BUSINESS.
------------------------------------
     Monaco Finance, Inc. (the "Company") is a specialty consumer finance company engaged in the business of underwriting, acquiring, servicing and securitizing automobile retail installment contracts ("Contract(s)"). The Company provides special finance programs (the "Program(s)") to purchasers of vehicles who do not qualify for traditional sources of bank financing due to their adverse credit history, or for other reasons which may indicate credit or economic risk ("Sub-prime Customers"). The Company also purchases portfolios of sub-prime loans from third parties other than dealers. In 1997, the Company acquired Contracts in connection with the sale of used and, to a limited extent, new vehicles, to customers, from automobile dealers (the "Dealer(s)" or the "Dealer Network") located in twenty-eight states, the majority of which were acquired from five states. At December 31, 1997 the Company had sixteen full-time finance representatives to provide service to current Dealers and to sign-up new Dealers for the Company's Programs. At December 31, 1997, the Company's loan portfolio had an outstanding balance of approximately $74 million.

     In February 1996, the Company announced that it intended to discontinue its Company owned retail used car dealerships, which conducted business under the name "CarMart" (the "Company Dealerships" or "CarMart Dealerships"), and the associated financing operations. The CarMart business ceased operations on May 31, 1996.

AUTO  FINANCE  PROGRAM
----------------------

GENERAL
-------
     The Company's automobile finance programs are conducted nationally under the name Monaco Finance Auto Program ("MFAP"). At December 31, 1997, the Company had agreements with Dealers located in twenty-eight states for the purchase of Contracts which meet the Company's financing standards, requirements and criteria. The Contracts are purchased without recourse and are generally purchased for a processing fee and discount ranging from $150 to $750 per contract. The purchase price primarily depends upon the particular financing option used, the length of the Contract, and the model year and mileage of the automobile financed. To date, the obligors under the Contracts generally have made down payments ranging between 10% and 20% of the sales price of the vehicle financed including the value of a trade-in, if any. Generally, the remaining balance of the purchase price plus taxes, title fees and insurance, where applicable, is financed over a period of 24 to 60 months at annual interest rates ranging between 17% and 25%. At December 31, 1997 the original annual percentage rate of interest of the Company's portfolio averaged approximately 23% and the original weighted average term of the portfolio was approximately 52 months. From inception through December 31, 1997, the Company originated and acquired 25,130 Contracts with an aggregate principal balance of approximately $223 million. During this period, the Company completed four securitizations though which it privately placed approximately $133 million in Contracts.

PURCHASE  AGREEMENTS  (DEALERS)
-------------------------------
     The Company acquires Contracts from franchised and independent Dealers who have entered into dealer agreements with the Company. The dealer agreements generally are in standard form requiring that Contracts be originated in accordance with the Company's Program guidelines and that the Contracts be secured by a perfected first lien on the vehicle financed. Each Contract is underwritten by the Company prior to acceptance. The Contracts are non-recourse to the selling Dealer except for certain representations and warranties.

     The Company markets its MFAP through Dealer representatives who are either full time employees of the Company or independent contractors. The Dealer representatives reside in those states where the Programs are marketed or in certain cases in adjacent states. In addition to enlisting new Dealers into the Company programs, the Dealer Representatives assist Dealers by familiarizing them with Monaco's Programs and procedures.

LOAN  PORTFOLIO  ACQUISITIONS
-----------------------------
     In order to more efficiently utilize its existing cost structure, the Company has decided to grow its portfolio, in part, through acquisitions of existing Contract portfolios.

     In 1997, the Company acquired, at a discount, two portfolios of auto loans with a face value of approximately $12 million from unrelated third parties. Also, in January 1998, the Company completed the acquisition of approximately $81 million in auto loans from certain affiliates of Pacific USA Holdings Corp. and in February 1998, the Company acquired approximately $14 million of auto loans, at a discount, from an unrelated third party. The
Company is actively seeking to acquire other portfolios of auto loans previously originated by third parties.


FINANCING  SOURCES
------------------
     From inception through 1991, the Company financed the acquisition of Contracts through loans from its principal stockholders and banks. In October 1991, the Company expanded its financing sources by completing its first asset-backed automobile receivables securitization. In 1992, the Company entered into a secured revolving line of credit with Citicorp Leasing Inc.
("Citicorp") to finance Contracts. In 1994, the Company securitized $34.1 million of its Contracts and in 1995 it obtained a $150 million revolving secured warehouse line and securitized $43.1 million in Contracts. In 1997, the Company securitized $51.4 million of its Contracts and entered into a $75 million warehouse line of credit. Since 1993, the Company has used revolving lines of credit, private placement borrowings, common stock, warrant exercises, and its Automobile Receivable-Backed Securitization Program and the corresponding Revolving Notes and Warehouse Notes as its primary sources of capital.

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operation and the Notes to the Consolidated Financial Statements for details regarding the Company's financing sources.

OPERATIONS,  COMPETITION  AND  REGULATION
-----------------------------------------

UNDERWRITING  GUIDELINES
------------------------
     The  Company    targets customers who do not qualify for traditional bank
financing primarily due to their adverse credit history or for other reasons which may indicate credit or economic risk.

     The Company has developed underwriting guidelines and standards based upon many factors including, but not limited to the amount and terms of the Contract, the customer's residence and employement stability, credit history, ability to pay, discretionary income and debt ratio. In addition, the Company uses a proprietary credit scoring system to evaluate the likeliness of default and, in conjunction with the company's risk models, calculates the predicted loss, if any, in the event of default. In reviewing a customer's credit, the Company evaluates (i) the credit application; (ii) the customer's cash flow statement of monthly cash receipts and expenses to determine debt ratios; and,
(iii) credit bureau reports as well as other information and verifies the accuracy of all information with respect to the customer as well as the car being financed.

RISK  ADJUSTED  YIELDS
----------------------
     The Company reports interest income earned on its loan portfolio on the accrual basis. Under this method, interest income represents the estimated risk adjusted yield on the Company's Contracts. The estimated risk adjusted yield for the Company's loan portfolio takes into account: (1) the face value of the contracts in the portfolio; (2) the annual percentage rate of interest on the Contracts; (3) the purchase discounts; (4) the estimated pre-payment amount and timing; (5) the estimated frequency or occurrence of defaults; and
(6) the estimated severity of losses resulting from defaults. Since the computation of risk adjusted yields uses estimates as well as actual data, the risk adjusted yields as originally estimated may not equal the actual yield on the monthly pools. Actual yield on the monthly pools can only be determined when the Contract is repaid or defaulted. In the event the Company's estimate of risk adjusted yield is less than actual, the difference is accreted to income. Likewise, in the event the Company's estimate of risk adjusted yield is greater than actual, the difference is charged to expense.

ANALYSIS  OF  CREDIT  LOSSES
----------------------------
     At the time Contracts are purchased or originated, the Company estimates future losses of principal based on the type and terms of the Contract, the credit quality of the borrower and the underlying value of the vehicle financed. This estimate of loss is based on the Company's risk model, which takes into account historical data from similar contracts originated or purchased by the Company since its inception in 1988. However, since the risk model uses past history to predict the future, changes in national and regional economic conditions, borrower mix and other factors could result in actual losses differing from initially predicted losses.

     The allowance for credit losses has been established utilizing data obtained from the Company's risk models and is continually reviewed and adjusted in order to maintain the allowance at a level which, in the opinion of management, provides adequately for current and future losses that may develop in the present portfolio.

     The provision for credit losses represents estimated current losses based on the Company's risk analysis and static pooling reserve analysis of historical trends and expected future results. The provision for credit losses also represents estimated losses on all Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and on all Contracts originated by CarMart which have been, and will continue to be, provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis.

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

     See Note 2 of Notes to Consolidated Financial Statements regarding a change in 1996 in Accounting Principles for Credit Losses.

SERVICING  AND  MONITORING  OF  CONTRACTS
-----------------------------------------
     The Company services all of the Contracts it purchases or originates. However, from time to time, the Company may acquire loan portfolios under short-term, third party interim servicing agreements. At December 31, 1997, the Company's collections and asset recovery and remarketing department employed 44 individuals to perform these functions. The collections department uses internally developed software augmented by vendor provided systems. In 1996, the Company completed the installation of a predictive dialer. A predictive dialer enhances the productivity of the Company's collection efforts by making it possible to contact more customers in a shorter period of time.

     Upon the funding of a Contract, the accounting department boards the Contract on its servicing system, which allows the Company to track payment history from inception to final payoff or other disposition. The servicing system also automatically sends a payment coupon book to the customer. Contract payments, if sent by mail, go directly to a lock box and are fowarded daily by a third-party servicer to a bank holding the Company's accounts. Where required, Trust receipts are subsequently forwarded to the appropriate Trust account. As payments are processed, the customer's account is automatically updated.

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

     In the event the customer is not willing or able to meet his or her obligation to the Company under the terms of the contract, and an alternative payment schedule cannot be agreed to, the collector turns the Contract over to a credit supervisor for further action. At this time, the supervisor can decide to continue to work with the customer to bring the Contract current or can remit the Contract to the manager of the collections department for repossession. A decision to repossess generally will be made any time up until a contract is 90 days delinquent. All Contracts 100 days past due must be must be charged off under Company policy as of December 31, 1997. Generally, repossession action takes place as a last resort and when no other arrangement can be made.

MARKETING  AND  ADVERTISING
---------------------------
     The Company utilizes its Dealer Representatives and corresponding sale and informational brochures to market its Programs to its Dealer Network.

THE  USED  CAR  INDUSTRY  AND  THE  SUBPRIME  FINANCING  MARKET
---------------------------------------------------------------
     The used car industry in the United States can be characterized as a mature and steady market. Industry estimates place the used-vehicle market in 1996 at approximately 40 million units sold annually. Since 1994, the compounded annual growth rate of total used car sales was approximately 9% and Management expects that growth to continue, although no such assurances can be given for reasons including national and regional economic conditions. The increase in new car leasing in recent years has flooded the used car market with late-model, low-mileage used cars: According to Andersen Consulting, 3.1 million cars came to the used car market in 1997 when their leases expired. That trend, coupled with the rising price tags for new cars - typically twice that of a used car - has made purchasing a quality used car more attractive to customers.

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

     According to the Federal Reserve Board, total outstanding automobile credit was approximately $416 billion in 1997. Industry analysts estimate that the subprime automobile financing market comprises approximately 26% of the automobile finance market. Industry analysts project this market growth to continue, with estimated annual originations of approximately $70-$100 billion.

COMPUTERIZED  INFORMATION  SYSTEM
---------------------------------
     Monaco Finance is investing significant time, money and human resources in the enhancement of its information systems. The business requires Monaco to timely respond to customer and dealer needs. The Company's network computer and communication systems are undergoing major changes to increase efficiency. In early 1996, the systems were upgraded with Pentium Servers, running the latest release of Novell Netware. All front-office and back-office desktop computers have been modified and enhanced to provide greater accessibility to network information via 100-Base-T intelligent switching technology.
Protection and security have been built into the infrastructure utilizing anti-virus software and audit compliant password utilities throughout the entire network.

     These enhancements and upgrades are a part of new and innovative technology being employed at Monaco. The Company also implemented a new predictive dialer system in 1996. In order to maximize its servicing efficiencies, the Company intends to invest significant additional resources to complete a fully integrated data base application. The software research and development for this new system are currently in the design phase.

     The "Year 2000" issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the Year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the Year 2000. This error could result in miscalculations or system failures.

     The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to ensure compliance. The Company is using both internal and external sources to identify, correct and reprogram, and test its systems for Year 2000 compliance. Because third party failures could have a material impact on the Company's ability to conduct business, confirmations are being requested from our processing vendors and suppliers to certify that plans are being developed to address the Year 2000 issue. The Company presently believes that, with modification to existing software and investment in new software, the Year 2000 problem will not pose significant operational concerns nor have a material impact on the financial position or results of operation in any given year. The total cost of modifications and conversions is not expected to be material and will be expensed as incurred.

FUTURE  EXPANSION  AND  STRATEGY
--------------------------------
     The Company's strategy is to increase the size of its loan portfolio while maintaining the integrity of the credit quality of auto loans acquired.

     The Company plans to implement its growth strategy by: (1) increasing the number of loans acquired from the Dealer Network; (2) purchasing portfolios of loans originated by third parties; (3) continuing its efforts to increase the credit quality of its portfolio and reduce credit losses and charge-offs; (4) decreasing the percentage of operating expenses to average gross receivables by increasing the portfolio while decreasing operating expenses; and (5) securitizing portfolios of auto loans.

     To further promote its growth and profitability, the Company will continue to pursue its growth strategy based on the following:
     MARKET FOCUS: The Company targets the middle range of the Sub-prime auto finance market. Auto loans can be classified as follows: (A) Prime loans to borrowers with no credit blemishes; (B) Almost prime loans to borrowers with generally good credit and a few minor blemishes; (C+) The highest category of sub-prime borrowers who have suffered reversals in the past but are current on all obligations and have demonstrated the ability and willingness to reestablish their credit in the higher categories; (C) Similar to (C+) but present a slightly greater risk due to higher debt-to-income ratios, lower salaries, prior bankruptcy etc.; (C-) Borrowers with substantially more adverse credit history, but appear to have the wherewithal to meet their credit obligations; (D) First time borrowers or borrowers with little or no past credit history, borrowers with recent bankruptcies or those lacking stability in employment etc., Monaco Finance Inc., is focusing on all categories of (C) credit with the emphasis on obtaining more (C+) borrowers. The Company will purchase few, if any, (D) loans.

     The Company also targets late model used vehicles, which have lower depreciation rates than either new vehicles or used vehicles that are over three years old and have high mileage. In addition, the Company concentrates on acquiring loans from new car franchised dealers because, generally, such dealers are stronger financially and can better perform on their representations and warranties, offer higher quality vehicles, and often provide better repair service than independent used car dealers.

     During 1997, the Company acquired contracts from approximately 375 dealers in 28 states, the majority of which were purchased in five states. In order to increase efficiency and reduce operating expenses, in the first half of 1997, the Company temporarily reduced its marketing representatives from 16 to 6. In August 1997, the Company initiated its strategy to increase its Dealer Network by hiring two regional marketing managers. At December 31, 1997 the Company had increased its marketing representatives to 16.

     PORTFOLIO ACQUISITIONS: The Company plans to continue the purchase of loan portfolios previously originated by third parties. In 1997, the Company acquired, at a discount, two such portfolios with a face value of $12 million. In January 1998, the Company announced that it had completed the acquisition of $81 million in auto loans from affiliates of Pacific USA and in February 1998 the Company acquired approximately $14 million of auto loans from another third party. The Company actively is seeking to acquire other portfolios of auto loans.

     FUNDING AND FINANCING STRATEGIES: In December 1997, the Company entered into a warehouse line with Daiwa Finance Corporation, under the terms of which, up to 90% of the face amount of loans can be financed. This facility allows the Company to acquire loans on a leveraged basis and increase the size of its portfolio with its current capital. Periodic rated securitizations are also part of the Company's financing strategies. Securitizations lock in low interest rates and free up the Company's warehouse line and capital for new loan acquisitions. The Company makes all efforts to obtain sufficient cash from a securitization to repay all warehouse debt collateralized by the loans. In the event funds obtained from a securitization are not sufficient to retire the corresponding debt, the securitization may adversely affect liquidity.

     RISK EVALUATION AND UNDERWRITING: As discussed in more detail elsewhere herein, the Company has developed proprietary credit scoring and risk evaluation systems which predicts the frequency of default and the resultant predicted loss after repossession and sale of financed vehicles. This system assists the Company's credit buyers and underwriters in pricing loans to be acquired. Credit buyers can negotiate interest rates, loan term, purchase discount and fees and terms of the deal, including such items as down payment, in order to achieve a desired risk adjusted rate of return for each Contract.

     CENTRALIZED OPERATING STRUCTURE: Management believes the centralization of all operations in one location results in a consistent, cost effective means of operating a sub-prime automobile loan business. Sales representatives, of course, are disbursed throughout the country to deal directly with dealers.

     COLLECTIONS MANAGEMENT: Management believes that collections and recovery are vital to the successful operation of the Company. The Company has invested substantial amounts of time, money and resources in developing an efficient collections department. The results of the Company's efforts are evidenced by its percentage of delinquent contracts, which at February 28, 1998, was 6.95% over 30 days past due. This percentage consisted of 5.84% 30 to 59 days past due, 1.11% 60 to 89 days past due and 0.0% over 90 days past due. Further additions and improvements to its collections department and systems, both in personnel and automated equipment, would enable the Company, for the first time, to seek out servicing and collections of sub-prime auto loans for others in similar businesses which could result in creating a new revenue source for the Company.

     CONTROLLING INTEREST: As a result of the Asset Purchase Agreement dated January 8, 1998, Pacific USA Holdings Corp. ("Pacific USA") increased its voting power in the Company to 51.8%. Pacific USA is the beneficial owner of 38.6% of the Company's outstanding voting stock. Pacific USA is a diverse U.S. holdings company, 100% owned by Pacific Electric Wire & Cable, Ltd. of Hong Kong. Pacific USA is a multi-billion dollar company which owns various business including but not limited to home building, home equity lending, sub-prime auto finance, loan servicing and also is the 100% owner of Pacific Southwest Bank. The various companies involved in this transaction currently are reviewing the Company's business plan to determine whether the business plan could be modified for additional opportunities which may be available as a result of the association with Pacific USA.

     Implementation of the foregoing strategy will be dependent upon a number of factors including but not limited to: (i) competition; (ii) the ability of the Company to acquire contracts at a price commensurate with estimated risk, through its Dealer Network and portfolio purchases; (iii) maintain and increase its capital and warehouse lines of credit; (iv) and, successfully complete securitizations of its portfolio.

COMPETITION
-----------
     In connection with its business of financing vehicle purchases, the Company competes with entities, many of whom may have significantly greater financial resources and management experience than the Company. The Company's target market consists of persons who are generally unable to obtain traditional vehicle financing because of their prior credit history. Many financial institutions, finance companies and lenders have entered into this market. Their lending programs and marketing efforts are regularly monitored by the Company. The Company has maintained its growth by implementing and marketing Programs and providing prompt service to the Dealer Network. However, as others continue to enter into this market, competition for the Company's target customer continues to increase, all of which could adversely affect the Company's business.

REGULATION
----------
     The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. To date, the Company's business operations are located in the States of Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Iowa, Maryland, Michigan, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Nebraska, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and Wyoming and, accordingly, the laws of those states, as well as applicable federal laws, govern the Company's operations. Compliance with existing laws and regulations applicable to the Company has not had a material adverse effect on the Company's operations. Management believes that the Company maintains all requisite licenses and permits and is in substantial compliance with all applicable local, state and federal regulations.

EMPLOYEES  AND  FACILITIES
--------------------------
     At December 31, 1997, the Company employed 137 persons on a full time basis, including 7 executive officers, 35 in credit, funding and compliance, 44 in collections and asset recovery and remarketing, 12 in accounting and human resources, 15 in marketing, 8 in MIS-computer department, 4 in risk and 12 in administrative functions.

     In April 1994, the Company amended and restated its lease of office space for its executive offices located at 370 17th Street, Suite 5060, Denver, Colorado 80202, where it maintains approximately 24,716 square feet of space. The Company currently pays $43,312 per month under a lease ending October 31, 1999, with adjustments for monthly payments on a periodic basis.

     Effective December 1, 1996, the Company entered into a sublease agreement for 6,571 square feet of office space located at 370 17th Street, Suite 4960, Denver, Colorado, 80202. The Company pays $1,807 per month, plus occupancy costs, under a sublease ending November 30, 2000. The office space will be utilized as additional executive offices of the Company.

     On March 31, 1994, the Company's lease at 1319 S. Havana, Aurora, Colorado 80010 was terminated and the operations of the retail CarMart Dealership at that location were transferred to 890 S. Havana, Aurora, Colorado 80010. This property is owned by a corporation, certain of whose shareholders are officers of the Company. The Company entered into a seven-year lease commencing March 24, 1994 and ending March 23, 2001. In September 1995, the Company amended the lease to include an additional property at 894 S. Havana, Aurora, Colorado 80010. The Company currently pays $15,238 per month on a triple net basis. The lease calls for periodic rental adjustments over its term. It is the Company's belief that the terms of the related party lease are generally no less favorable than could have been obtained from unrelated third party lessors for properties of similar size , condition and location. Effective June 1, 1996, the Company entered into a sublease agreement on the property located at 890 S. Havana for the entire lease term at an amount approximately equal to the Company's obligation.

     Through January 31, 1996, the Company operated a retail CarMart Dealership located at 1005 Motor City Drive, Colorado Springs, Colorado 80906. The dealership began full operation on April 30, 1991. The Company entered into a twelve-month lease (commencing April 30, 1991 and ending May 1, 1992). Rent was $1,200 per month. The Company extended the lease on this property until May 31, 1998 with monthly rent of $1,800 on a triple net basis. Effective March 15, 1996, the Company entered into a sublease agreement on the property for the entire lease term at an amount approximately equal to the Company's obligation.

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

     The Company opened a fourth used car retail lot located at 4940 South Broadway, Englewood, Colorado 80110 and began full operation on May 1, 1994. The Company entered a lease, commencing March 22, 1994 and ending March 31, 1997. In January 1997, the Company extended the lease for an additional three-year period through March 2000. The Company may, at its sole discretion, extend the lease for an additional 3-year period through March 2003. On January 15, 1996, the Company closed this retail lot. The Company currently pays $9,833 per month. The lease calls for periodic adjustments over the term. Effective March 15, 1996, the Company entered into a sublease agreement on the property for the entire lease term at an amount approximately equal to the Company's obligation.

ITEM  2.    DESCRIPTION  OF  PROPERTY.
--------------------------------------
     The Company does not own any real property. The Company leases its office facilities and its closed Company Dealerships as described in Item 1., "Description of Business - Employees and Facilities," above.

ITEM  3.    LEGAL  PROCEEDINGS.
-------------------------------
     Although not subject to any material litigation at this time, the Company and its Subsidiaries at times are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company. It is the Company's and its Subsidiaries' policy to vigorously defend litigation, however, the Company and its Subsidiaries have, and may in the future, enter into settlements of claims where management deems appropriate.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
------------------------------------------------------------------------
     On March 4, 1998, a special meeting of shareholders of the Company was held for the following purposes:

1. To consider and approve the issuance of (i) 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1, (ii) 811,152 shares of the Company's Class A Common Stock and (iii) a presently unknown number of shares of Class A Common Stock, the issuance of which is contingent upon future operations, to NAFCO Holding Company LLC, Advantage Funding Group, Inc., and/or Pacific Southwest Bank, or their respective designees, all of which are subsidiaries of Pacific USA Holdings Corp. ("Pacific USA"), as partial consideration for certain of the transactions under the Amended and Restated Asset Purchase Agreement among the Company and Pacific USA and those and other of its affiliates dated January 8, 1998.

2. To consider and approve an amendment to the Company's Articles of Incorporation to (i) increase the number of authorized shares of Class A Common Stock to 30,000,000 shares, and (ii) increase the number of authorized shares of Preferred Stock to 10,000,000 shares having preferences, limitations and relative rights as may be determined by the Company's board of directors.

     The aforementioned proposals were passed with the following votes, respectively:

1. 7,016,151 FOR; 3,392,279 WITHHELD; 521,029 AGAINST; and 95,165 ABSTAIN.

2. 9,853,312 FOR; 466,881 WITHHELD;   612,846 AGAINST; and 91,585 ABSTAIN.

                                    PART II

ITEM  5.    MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
----------------------------------------------------------------------------

     The following table sets forth the range of the high and low closing bid prices of the Class A Common Stock as reported for the periods indicated. The prices represent quotations between dealers without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. The quotations were provided by the NASDAQ Stock Market and the National Quotation Bureau.




CLASS  A  COMMON  STOCK



                         LOW BID   HIGH BID
                         --------  ---------
Quarter Ending 03/31/96  $  3.000  $   5.000
Quarter Ending 06/30/96  $  2.125  $   3.625
Quarter Ending 09/30/96  $  1.625  $   4.000
Quarter Ending 12/31/96  $  2.313  $   3.375

Quarter Ending 03/31/97  $  1.750  $   2.500
Quarter Ending 06/30/97  $  1.125  $   2.063
Quarter Ending 09/30/97  $  0.625  $   1.250
Quarter Ending 12/31/97  $  0.688  $   1.938




     As of February 3, 1998, there were approximately 295 record holders of the Company's Class A Common Stock and 3 record holders of Company's Class B Common Stock. The Company's Class A Common Stock is traded on the NASDAQ National Market under the symbol "MONFA".

     The Board of Directors currently intends to retain earnings to finance the Company's operations. The Company has never paid cash dividends on its Common Stock and does not anticipate a change in this policy in the foreseeable future. Certain of the Company's loan agreements contain covenants that restrict the payment of cash dividends.

     Commencing February 23, 1998, the requirements for continued trading of securities on the NASDAQ National Market and on the NASDAQ Small Cap Market were changed to include requirements that (i) the minimum bid price for common stock must be $1.00 or more per share, and (ii) the market value of the public float must be $5 million or more for a National Market security and $1 million or more for a Small Cap Market security. If a deficiency exists for a period of 30 consecutive business days, NASDAQ is required to promptly notify the issuer, which will have a period of 90 calendar days from such notification to achieve compliance. Compliance can be achieved by meeting the applicable standard for a minimum of ten consecutive business days during the 90-day compliance period.

     The Company's Class A Common Stock is presently traded on the NASDAQ National Market. The bid price of the Class A Common Stock has been less than $1.00 per share since mid-December 1997. By letter dated Februay 27, 1998, NASDAQ advised the Company that it was not in compliance with the new market value of public float and bid price requirements and that the Company has until May 28, 1998, to meet these requirements. Should the bid price of the Class A Common Stock fail to reach $1.00 per share for ten consecutive trading days by that date, then the Company will not meet the minimum bid price requirements for either the National Market or the Small Cap Market and its Class A Common Stock could be delisted from NASDAQ. In that event, the Class A Common Stock probably would trade on the OTC Bulletin Board. Stocks which trade on the OTC Bulletin Board generally are much less liquid than those traded on certain other markets. In addition, stocks traded on the National Market enjoy certain other benefits described below.

     "Public float" is defined as outstanding shares other than those held by officers, directors and beneficial owners of more than ten percent of the total shares outstanding. From February 23, 1998 to March 30, 1998 the lowest number of shares comprising the Company's public float has consisted of approximately 5,677,109 shares of Class A Common Stock. To meet the National Market requirement of $5 million in public float, the market price would have to be approximately $.88 per share and to meet the Small Cap Market requirement of $1 million in public float, the market price would have to be approximately $.18 per share. Since February 22, 1998, the market value of the public float has been less than $5 million, but greater than $1 million. If the minimum bid price requirement is satisfied, the Company will meet the public float requirement for the National Market. National Market securities qualify for secondary trading exemptions in many states and states are precluded from review of offerings of National Market securities. Small Cap Market securities do not have these benefits.

     Should the Company fail to timely meet NASDAQ's requirements, then NASDAQ will issue a delisting letter, which will identify the review procedures available to the Company. The Company may request review at that time, which will generally stay delisting.

     Management is considering various solutions, including a reverse stock split and/or the sale of additional shares of Class A Common Stock to persons other than officers, directors or more than 10% stockholders, both of which could require shareholder approval. No assurance can be given, however, that the Company will be able to maintain the listing of the Class A Common Stock on either the NASDAQ National Market or the NASDAQ Small Cap Market.

                                    ------
     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -----------------------------------------------------------------------
                             RESULTS OF OPERATION
                             --------------------

FORWARD-LOOKING  STATEMENTS
---------------------------
     This Annual Report on form 10-KSB contains forward-looking statements. Statements that are not historical facts, including statements about management's expectations for fiscal 1998 and beyond, are forward-looking statements. Without limiting the foregoing, the words "believe," "expect," "anticipate," "intends," "forecast," "project" and similar expressions generally identify forward-looking statments. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, adequacy of the allowance for credit losses, availability of Contracts meeting the Company's desired risk parameters, capital expenditures, plans for future operations, financing needs, plans or availability, objectives relating to the Automobile Receivables and the related allowance and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99 to this Annual Report on Form 10-KSB. Such factors include, but are not limited to, the Company's dependence upon additional capital to expand operations, its reliance on debt financing, its recent losses and the effect of the discontinuance of the CarMart operations, its reliance on securitizations, its cost of capital and associated interest rate risks, the risks of lending to higher-risk borrowers, the risk of adverse economic changes, the risk associated with delayed repossessions, the potential inadequacy of its loan loss reserves, the risk associated with extensive regulation, supervision and licensing, the possibility of uninsured losses, the risk associated with substantial competition, its dependence on key personnel, insurance risks, "Year 2000" risks, the effect of outstanding options and warrants, the fact that the Company has, to date, not paid cash dividends on its Common Stock, the risk associated with not meeting the NASDAQ maintenance requirements and the risk associated with one controlling shareholder.

SUMMARY
-------
     The Company's revenues and (loss) from continuing operations primarily are derived from the Company's loan portfolio consisting of Contracts purchased from the Dealer Network, Contracts purchased from third-party originators, Contracts financed from vehicle sales at the Company's Dealerships and Contracts purchased through portfolio acquisitions.

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

     The average discount on all Contracts purchased pursuant to discounted Finance Programs during the fiscal years ended December 31, 1997 and 1996 was approximately 6.8% and 6.6%, respectively. The Company services all of the loans that it owns. However, from time to time, the Company may acquire loan portfolios under short-term, third party interim servicing agreements. The loan portfolio at December 31, 1997, carries a contract annual percentage rate of interest that averages approximately 23%, before discounts, and has an original weighted average term of approximately 52 months. The average amount financed per Contract for the years ended December 31, 1997 and 1996 was approximately $10,432 and $10,390, respectively.

RESULTS  OF  OPERATION
----------------------



OVERVIEW
--------
                                                                  INCOME  STATEMENT  DATA
                                                                Years  ended  December  31,
                                                                ---------------------------

 (dollars in thousands, except share amounts) . . . . . . . . . .        1997         1996
                                                                   -----------  -----------
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . .  $   12,639   $   13,501
Total costs and expenses. . . . . . . . . . . . . . . . . . . . .  $   21,994   $   17,449
Income (loss) from continuing operations before income taxes
   and cumulative effect of a change in accounting principle. . .     ($9,355)     ($3,948)
Income tax expense (benefit). . . . . . . . . . . . . . . . . . .           -      ($1,477)
Income (loss) from continuing operations before cumulative
    effect of a change in accounting principle. . . . . . . . . .     ($9,355)     ($2,471)
(Loss) on disposal of discontinued business, net of income taxes.           -        ($302)
Cumulative effect of a change in accounting principle . . . . . .           -      ($4,913)
Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($9,355)     ($7,686)
Net (loss) per common share - basic and assuming dilution . . . .      ($1.18)      ($1.10)
Weighted average number of common shares outstanding. . . . . . .   7,912,732    6,965,485




                                                        INCOME  STATEMENT  DATA
                                               AS A % OF OUTSTANDING LOAN PORTFOLIO
                                                       YEARS  ENDED  DECEMBER  31,
                                                       ----------------------------

                                                                1997          1996
                                                         ------------  ------------
Average Interest Bearing Loan Portfolio Balance . . . .  $76,924,302   $70,977,202
                                                         ============  ============
Interest Income . . . . . . . . . . . . . . . . . . . .         16.1%         19.0%
Interest Expense. . . . . . . . . . . . . . . . . . . .          7.4%          6.7%
                                                         ------------  ------------
                                                                 8.7%         12.3%
Operating Expenses. . . . . . . . . . . . . . . . . . .         16.2%         16.6%
Provision for Credit Losses . . . . . . . . . . . . . .          5.0%          1.3%
Other Income. . . . . . . . . . . . . . . . . . . . . .        (0.3%)            -
                                                         ------------  ------------
                                                                20.9%         17.9%
Loss from continuing operations before income taxes . .       (12.2%)        (5.6%)
Income Tax Benefit. . . . . . . . . . . . . . . . . . .            -         (2.1%)
                                                         ------------  ------------
Loss from continuing operations . . . . . . . . . . . .       (12.2%)        (3.5%)
Loss on disposal of discontinued business, net of taxes            -         (0.4%)
Cumulative effect of change in accounting principle . .            -         (6.9%)
                                                         ------------  ------------
Net Loss. . . . . . . . . . . . . . . . . . . . . . . .       (12.2%)       (10.8%)
                                                         ============  ============







                                             BALANCE  SHEET  DATA
                                                    December  31,
                                                    -------------
                                                   1997 PRO FORMA
 (dollars in thousands) . .       1997       1996    (see Note 9)
                             ----------  ---------  -------------
Total assets. . . . . . . .  $  90,598   $ 95,264   $    171,014
Total liabilities . . . . .  $  82,076   $ 80,262   $    156,003
Retained earnings (deficit)   ($16,489)   ($7,134)      ($16,489)
Stockholders' equity. . . .  $   8,522   $ 15,002   $     15,011



     The Company's revenues decreased 6% from $13.5 million in 1996 to $12.6 million in 1997. Net (loss) from continuing operations increased from ($2.5)
million in 1996 to ($9.4) million in 1997. (Loss) per common share from continuing operations for 1996 were ($0.35), based on 7.0 million weighted average common shares outstanding, compared with ($1.18) per common share, based on 7.9 million weighted average common shares outstanding, for 1997. Net
(loss) increased from ($7.7) million in 1996 to a loss of ($9.4) million in 1997 while net (loss) per common share increased from ($1.10) in 1996 to ($1.18) in 1997 primarily due to a $6.9 million decrease in 1997 income from continuing operations partially offset by a 1996 charge for the cumulative
effect  of  a  change  in  accounting  principle  of    $4.9  million.

CONTINUING  OPERATIONS
----------------------


                                           SELECTED  OPERATING  DATA
                                          Years  ended  December  31,
                                          ---------------------------

(dollars in thousands, except where noted). . . .     1997      1996
                                                   --------  --------
Interest income . . . . . . . . . . . . . . . . .  $12,394   $13,471
Other income. . . . . . . . . . . . . . . . . . .  $   245   $    30
Provision for credit losses . . . . . . . . . . .  $ 3,874   $   911
Operating expenses. . . . . . . . . . . . . . . .  $12,446   $11,801
Interest expense. . . . . . . . . . . . . . . . .  $ 5,674   $ 4,737
Operating expenses as a % of average receivables.       16%       17%
Contracts from Dealer Network . . . . . . . . . .    3,189     6,126
Contracts from Company Dealerships. . . . . . . .        -       147
                                                   --------  --------
 Total contracts. . . . . . . . . . . . . . . . .    3,189     6,273
Average amount financed (dollars) . . . . . . . .  $10,432   $10,390




REVENUES
--------
     Total revenues for the year ended December 31, 1997, decreased $0.9 million when compared to 1996 primarily due to a decrease of $1.1 million in interest income. The rate of interest income earned for the year ended
December 31, 1997 was 16.1% based on an average interest bearing portfolio balance of $76,924,302 as compared to a rate of interest income earned of 19.0% based on an average interest bearing portfolio balance of $70,977,202 for the year ended December 31, 1996. The decrease in effective yield reported by the Company for the year ended December 31, 1997, when compared to 1996, was due primarily to changes in the Company's ability to more accurately estimate risk adjusted yields as a result of the Company's implementation of its credit scoring system in late 1996. Acquisition of Contracts with lower interest rates and discounts due to increased competition in the sub-prime automobile finance industry and the Company's strategy to acquire loans with perceived higher credit quality also adversely affected risk adjusted yields in 1997. The Company's management believes the yields for the year ended December 31, 1997, should be representative of loans purchased for 1998 using similar programs and buying criteria which are subject to change based on the Company's future business plans. Other income for the year ended December 31, 1997 increased $0.2 million when compared to 1996 primarily due to a one-time other income credit of $0.1 million from the Company's forced place insurance provider in 1997.

     The lower reported interest rate of 16.1% in 1997 and 19.0% in 1996, when compared to the contract annual percentage rate of interest (22.6% at December 31, 1997 and 23.4% at December 31, 1996), results from the Company's use of the excess interest method of accounting. Under this method the Company uses part of its interest income as well as contract discounts and a provision for credit losses to establish its allowance for credit losses on its portfolio over their entire life.

     During 1997, the Company's net Automobile Receivables decreased from $81.9 million at December 31, 1996 to $74.3 million at December 31, 1997. During 1997, the Company originated 3,189 loans totaling $33.3 million with an average amount financed of $10,432 as compared to loan originations of 6,273 totaling $65.2 million with an average amount financed of $10,390 for 1996. The average discount on all Contracts purchased was 6.8% and 6.6% for the years ended December 31, 1997 and 1996, respectively.

     The decline in the number and dollar value of loan originations during 1997, as compared to 1996, of 49% and 49%, respectively, resulted from a change in the Company's business philosophy in the latter part of 1996 and for 1997. This change resulted from the completion of the Company's proprietary credit scoring system, the closing its CarMart retail sales and financing operations and the ceasing of its deep discount loan acquisition programs. All of these measures were in accordance with the Company's loan acquisition strategy to acquire loans that the Company believes have increased credit quality.

     At December 31, 1997, only $1.4 million of the Company's Auto Receivable Loan Portfolio was generated from the discontinued CarMart operations as compared to $4.7 million of its portfolio at December 31, 1996.

COSTS  AND  EXPENSES
--------------------
     The provision for credit losses increased $3.0 million from $0.9 million in 1996 to $3.9 million in the comparable 1997 period. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The increase in the provisions for credit losses primarily was due to the recording of a $3.6 million provision in the fourth quarter of 1997 related to the Company's static pooling reserve analysis, partially offset by the introduction of the excess interest method to record allowances effective January 1, 1995 (see
Note 2), as well as changes in certain of the Company's programs. Net charge-offs as a percentage of Average Net Automobile Receivables decreased from 19.5% in 1996 to 15.2% in 1997. Although the Company believes that its allowance for credit losses is sufficient for the life of its current portfolio, a provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 1.6% of its loan portfolio over 60 days past due at December 31, 1997 compared with 2.2% at December 31, 1996.

     The Company believes that the decrease in net charge-offs as a percentage of Average Net Automobile Receivables is due to the following factors:
1. Portfolio mix: Changes in the composition of the Company's portfolio, due specifically to closing the CarMart retail stores and elimination of the high interest rate, deep-discount programs, may reduce charge-offs as a percentage of average automobile receivables.
2. Credit quality: All originations subsequent to August 31, 1996, were acquired using the Company's proprietary credit scoring system including more stringent credit criteria. These Contracts may result in lower net charge-offs and higher risk adjusted yields in the future than for comparable periods in 1996 and 1997.
3. Collections, recovery and remarketing: In February 1997, the Company reorganized its collections, recovery and remarketing departments. These changes included the hiring of new managers and upgrading of the Company's collections, recovery and remarketing systems.

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

     Operating expenses increased $0.6 million, or 5.4%, from $11.8 million in 1996 to $12.4 million in 1997. This increase primarily was due to an increase of $869,000 due to lower loan origination fees and an increase in depreciation and amortization of $662,000 partially offset by a decrease in salaries and benefits of $925,000. The major components of the increase in operating expenses are as follows:


                                      YEARS  ENDED  DECEMBER  31,
(dollars in thousands). . . . . .                        INCREASE
                                        1997      1996    (DECR.)
                                   ----------  --------  --------
Salaries and benefits . . . . . .  $   5,350   $ 6,275     ($925)
Depreciation and amortization . .      1,983     1,321       662
Consulting and professional fees.      2,591     2,539        52
Telephone . . . . . . . . . . . .        508       487        21
Travel and entertainment. . . . .        223       404      (181)
Loan origination fees . . . . . .       (286)   (1,155)      869
Rent/Office Supplies/Postage. . .      1,114     1,077        37
All other . . . . . . . . . . . .        963       853       110
                                   ----------  --------  --------
                                   $  12,446   $11,801   $   645
                                   ==========  ========  ========



     Interest expense increased $0.9 million, or 20%, from $4.7 million in 1996 to $5.6 million in 1997. This increase primarily was due to an increase in borrowings on the LaSalle Revolving Line of Credit at an interest rate of 2.75% over LIBOR, a paydown of the Company's automobile receivables-backed notes at interest rates between 6.45% and 7.6% and borrowings on the warehouse line of credit with Daiwa at interest rates of 2.5% over LIBOR on 85% of the amount advanced and 12% on the remaining 15% of the amount advanced. From December 31, 1996 through December 31, 1997, net increases (decreases) in the Company's debt were as follows:



 (dollars  in  thousands)
Notes payable - LaSalle. . . . . . .  $  1,126
Warehouse note payable - Daiwa . . .    30,000
Installment note payable . . . . . .    (3,000)
Promissory  note payable . . . . . .     1,135
Convertible senior subordinated debt    (1,667)
Automobile receivables-backed notes.   (26,735)
                                      ---------
     Total . . . . . . . . . . . . .  $    859
                                      =========




     The average annualized interest rate on the Company's debt was 7.4% for 1997 versus 7.1% for 1996. This increase was primarily due to additional borrowings on the Company's lines of credit at higher interest rates than the Company's automobile receivables-backed notes that were redeemed or paid off in 1997.

     The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 12.3% in 1996 to 8.7% in 1997. This decrease was due primarily to the amortization of excess interest receivable as described in Note 2 of the Notes to Consolidated Financial Statements and an increase in the average annualized interest rate on the Company's debt.

NET  INCOME  (LOSS)
-------------------
     Net  loss  increased   $1.7 million from $(7.7) million in 1996 to $(9.4)
million in 1997. This increase in loss was primarily due to the following changes on the Consolidated Statements of Operations:



                             (INCREASE) DECREASE TO NET (LOSS)

                                                  YEARS  ENDED
                                                 DECEMBER  31,
                                                 -------------
(in millions of dollars)
Interest  and other income . . . . . . . . . . . . . .  $(0.9)
Provision for credit losses. . . . . . . . . . . . . .   (3.0)
Operating expenses . . . . . . . . . . . . . . . . . .   (0.6)
Interest expense . . . . . . . . . . . . . . . . . . .   (0.9)
Income tax expense . . . . . . . . . . . . . . . . . .   (1.5)
Loss on disposal of discontinued business. . . . . . .    0.3
Cumulative effect of a change in accounting principle.    4.9
                                                        ------
 Net (increase) to net (loss). . . . . . . . . . . . .  $(1.7)
                                                        ======





DISCONTINUED  OPERATIONS
------------------------
     In February 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations. In
April 1996, the Company extended the expected disposal date of the CarMart business from April 30, 1996 to May 31, 1996.

     The loss on the disposition of the CarMart business has been accounted for as discontinued operations. In March 1996, and June 1996, the Company recorded additional pretax charges of $150,000 and $355,000 ($93,900 and $207,551 after tax), respectively, related to the 1996 loss from operations of CarMart.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
     The Company's cash flows for the years ended 1997 and 1996 are summarized as follows:



                                               CASH  FLOW  DATA
                                          YEARS ENDED DECEMBER 31,
(dollars in thousands). . . . . . . . . . . .     1997       1996
                                               --------  ---------
Cash flows provided by (used in):
Operating activities. . . . . . . . . . . . .  $ 1,055   $  2,377
Investing activities. . . . . . . . . . . . .     (309)   (30,004)
Financing activities. . . . . . . . . . . . .   (1,216)    21,607
                                               --------  ---------
Net (decrease)  in cash and cash equivalents.  $  (470)  $ (6,020)
                                               ========  =========




     The Company's business has been and will continue to be cash intensive. The Company's principal need for capital is to fund cash payments made to Dealers and to third-party originators in connection with purchases of installment contracts and the purchase of existing loan portfolios. These purchases have been financed through the Company's capital, warehouse lines of credit, securitizations and cash flows from operations. It is the Company's intent to use its warehouse lines of credit, as described in detail below, together with periodic securitizations of Contracts, to provide the liquidity to finance the purchase of additional installment Contracts.

     In order to further insure the Company's ability to finance the purchase of installment contracts and thereby continue to grow, the Company continues to seek to obtain additional warehouse credit facilities on terms more favorable than those currently in place as described in Note 4 to the Company's Consolidated Financial Statements. If the Company is successful in obtaining such facilties, they will provide the Company with additional working capital to the extent that the new cash advance terms are more favorable than those the Company currently has in place. No assurance can be given as to if, or when, the Company would be able to consummate such transactions.

     The Company also is dependent upon securitizations, the proceeds from which are used to pay down its warehouse lines, thereby creating availability under such warehouse lines to purchase additional Contracts. The ability to consummate securitizations is based on many factors, including ones out of the Company's control. In the event the Company is unable to securitize its Contracts, its ability to acquire new contracts will be limited.

     The Company on November 1, 1996, obtained a $3 million term loan from Pacific USA Holdings Corp., which was converted to 1,500,000 shares of Class A Common Stock as of April 25, 1997, as described in Note 4 to the Company's Consolidated Financial Statements.

     The Agreements underlying the terms of the Company's Automobile Receivable - Backed Securitization Program ("Securitization Program") and the Warehouse Line of Credit with Daiwa Finance Corp., described below, contain certain covenants which, if not complied with, could materially restrict the Company's liquidity. Furthermore, if Net Charge-Offs increase in the future, the Company's liquidity and its ability to increase its loan portfolio may be impacted negatively. Under the terms of the Revolving Note and the Warehouse Line of Credit approximately 80% and 90%, respectively, of the face amount of Contracts, in the aggregate, is advanced to the Company for purchasing qualifying Contracts. The balance must be financed through capital.

     During 1993, the Company completed the Note Offering described in Note 4 of the Notes to Consolidated Financial Statements. In the Note Offering, the Company sold 7% Convertible Subordinated Notes in the aggregate principal amount of $2,000,000. The purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount on September 15, 1993. The principal amount of the Notes, plus accrued interest thereon, was due March 1, 1998. On March 1, 1998, the Company repaid $692,500 of principal amount of the Notes. The maturity date of the remaining principal amount of the Notes of $692,500 was extended to April 15, 1998, without penalty. The Notes are convertible into Class A Common Stock of the Company at any time prior to maturity at a conversion price of $3.42 per share, subject to adjustment for dilution. Certain of these Notes with an aggregate principal amount of $1,615,000 were converted in 1994 and 1995, resulting in the issuance of 472,219 shares of Class A Common Stock.

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

     In November 1994, MF Receivables Corp. I. ("MF I"), the Company's wholly owned special purpose subsidiary, sold, in a private placement, $23,861,823 of 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrued interest at a fixed rate of 7.6% per annum.

     On July 24, 1997, the Company redeemed the outstanding principal balance of its Series 1994-A Notes. The bonds were redeemed at their principal amount of $1,220,665.33 plus accrued interest to July 24, 1997. Upon redemption of the Series 1994-A Notes, the underlying automobile receivables of approximately $2.5 million were pledged under the terms of the Revolving Note.

     In May of 1995, MF I issued its Floating Rate Auto Receivables-Backed Note (Revolving Note" or "Series 1995-A Note"). MF I acquires Contracts from the Company which are pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving
Note is repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note can be used to borrow up to an aggregate of $150 million through May 16, 1998. The Term Notes have a fixed rate of interest and likewise are repaid from collections on the underlying Contracts. An Indenture and Servicing Agreement require that the Company and MF I maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture requires MF Receivables to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including all future Contracts acquired by MF I.

     The Series 1995-A Note bears interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provides customary collection and servicing activities for the Contracts. The maximum limit for the Series 1995-A Note is $40 million.

     On December 4, 1997, the Company redeemed the outstanding principal balance of its Series 1995-A Note. The bonds were redeemed at their principal amount of $12,271,457 plus accrued interest to December 4, 1997. Upon redemption of the Series 1995-A Note, the underlying automobile receivables were pledged under the terms of the Warehouse Line of Credit. At December 31, 1997, the 1995-A Note did not have an outstanding principal balance.

     On September 15, 1995, MF I issued the Series 1995-B Term Notes ("Series 1995-B Notes") in the amount of $35,552,602. The Series 1995-B Notes accrued interest at a fixed note rate of 6.45% per annum.

     On December 12, 1997, the Company redeemed the outstanding principal balance of its Series 1995-B Notes. The bonds were redeemed at their principal amount of $5,822,934 plus accrued interest to December 12, 1997. Upon redemption of the Series 1995-B Notes, the underlying automobile receivables were pledged under the terms of the Warehouse Line of Credit with Daiwa Finance Corporation.

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

     As of December 31, 1997, the Series 1997-1A Notes and the Promissory Note had a note balance of $32,421,076 and $1,135,232, respectively. The underlying receivables backing the 1997-1A notes had a balance of $37,323,549 as of December 31,1997.

     The assets of MF I, MF II and Monaco Funding Corp. are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term Notes a nationally recognized insurance company (MBIA) has guaranteed repayment. The MBIA insured Series 1995-A Note and Series 1997-1A Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series 1995-A, Series 1997-1A and Promissory Note noteholders and other general disbursements are paid to MF I and MF II on a monthly basis.

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

     In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank ("LaSalle") providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit was extended from January 1, 1998 to March 23, 1998, at which time the outstanding balance on the line of credit was paid in full. At the option of the Company, the interest rate charged on the loans was either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company was obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances was subject to standard conditions. The collateral securing payment consisted of all Contracts pledged and all other assets of the Company. The Company had agreed to maintain certain restrictive financial covenants. As of December 31, 1997, the Company had borrowed $6,375,549 against this line of credit.

     On October 9, 1996, the Company entered into a Securities Purchase Agreement with Pacific USA Holdings Corp. ("Pacific") whereby, amongst other things, Pacific agreed to acquire certain shares of the Company's Class A Common Stock. On November 1, 1996, the Company entered into a Loan Agreement with Pacific whereby Pacific loaned the Company $3 million ("Pacific Loan"). On February 7, 1997, the Securities Purchase Agreement was terminated by the parties, however, the Pacific Loan and its corresponding Installment Note remained in effect.

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

     In December 1997, MF Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75 million Warehouse Line of Credit with Daiwa Finance Corporation ("Daiwa"). All advances received under the line of credit are secured by eligible loan Contracts and all proceeds received from those Contracts. The scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per annum. The Company is obligated to pay Daiwa an unused facility fee equal to .375% of the average daily unused portion of the credit agreement. The Credit Agreement requires the Company to maintain certain standard ratios and covenants. At December 31, 1997, the Company had borrowed $30.0 million against this line of credit.

     The assets of MF III are not available to pay general creditors of the Company. All cash collections in excess of disbursements to Daiwa and other general disbursements are paid to MF III on a monthly basis.

     In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of December 31, 1997, the Company had repurchased 26,900 shares of Class A Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not anticipate a change in this policy in the foreseeable future. Certain of the Company's loan agreements contain covenants that restrict the payment of cash dividends.

     The Company's Class A Common Stock is traded on the NASDAQ National Market. Commencing February 23, 1998, the requirements for the continued trading of securities on the NASDAQ National Market were changed. The Company's ability to raise capital, including, but not limited to, both debt and/or equity, could be adversely affected should the Company fail to meet the new requirements. See Item 5. - Market for Common Equity and Related Stockholder Matters for further discussion of the new NASDAQ requirements and the Company's status concerning such requirements.

     The Company's cash needs will, in part, continue to be funded through a combination of earnings and cash flow from operations, its existing Warehouse Line of Credit and securitizations. In addition, the Company continues to pursue additional sources of funds including, but not limited to, various forms of debt and/or equity. The ability of the Company to maintain past growth levels will, in large part, be dependent upon obtaining such additional sources of funding, of which no assurance can be given. Failure to obtain additional funding sources will materially restrict the Company's future business activities and could, in the future, require the Company to sell certain of the Loans in its Portfolio to meet its liquidity requirements.

SUBSEQUENT  EVENTS
------------------
     In connection with its portfolio acquisition strategy, the Company entered into an Amended and Restated Asset Purchase Agreement dated as of January 8, 1998 (the "Asset Purchase Agreement"), with Pacific USA Holdings Corp. ("Pacific USA") and certain of its wholly-owned or partially-owned subsidiaries - Pacific Southwest Bank ("PSB"), NAFCO Holding Company LLC ("NAFCO"), Advantage Funding Group, Inc. ("Advantage") and PCF Service, LLC - providing for, among other things, the purchase by the Company of sub-prime automobile loans from NAFCO and Advantage having an unpaid principal balance of approximately $81,115,233 for a purchase price of $77,870,623 of which $73,003,709 was paid in cash. Financing was provided by Daiwa Finance Corporation. The Company also agreed to issue Daiwa warrants for the purchase of 250,000 shares of Class A Common Stock. The balance of the purchase price of $4,866,914 was paid through the issuance of 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "Preferred Stock") valued at $2.00 per share. Each share of Preferred Stock will be convertible at any time into one-half share of Class A Common Stock, or an aggregate of up to 1,216,728 shares of Class A Common Stock. Thus, the effective cost to Pacific USA of the Class A Common Stock issuable upon conversion of the Preferred Stock will be $4.00 per share.

     As required by the Asset Purchase Agreement, PSB entered into a Loan Loss Reimbursement Agreement whereby it agreed to reimburse the Company for up to 15% of any losses incurred by the Company in connection with the loans acquired from NAFCO and Advantage. In consideration therefor, the Company issued 811,152 shares of Class A Common Stock. The Company allocated $1,622,304 to the cost of the purchased loans, which represents the value assigned to the common shares.

     Also, the Company may be obligated to make additional payments to NAFCO based on the performance of certain potential relationships with loan originators previously associated with NAFCO. If there are any pre-tax earnings associated with these operations for calendar years 1998 and 1999, the Company is obligated to pay NAFCO shares of the Company's Class A Common Stock valued at the average daily closing price of such stock on the NASDAQ Stock Market for the last ten days of such calendar year. The number of shares of Class A Common Stock, if any, which the Company may be required to issue to NAFCO pursuant to these agreements cannot be determined at present.

     The Company filed the required documents under the Hart-Scott-Rodino Act ("HSR Act") on January 15, 1998, and received the necessary approvals under the HSR Act on or about February 10, 1998.

     Pacific USA was the record owner of 1,500,000 shares of Class A Common Stock as of December 31, 1997. As a result of the Option Agreement, it was granted the power to vote the 830,000 shares of Class B Common Stock beneficially owned by the Messrs. Ginsburg and Sandler (President and Executive Vice President, respectively, of the Company) ("the Shareholders") and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Also, under the terms of the Asset Purchase Agreement dated January 8, 1998, Pacific USA was issued 811,152 shares of the Company's Class A Common Stock. As of the date of this report, 8,014,631 shares of Class A Common Stock are issued and outstanding and 1,273,715 shares of Class B Common Stock are issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock vote together as one class. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 38.6% of the Class A and Class B Common Stock and controls approximately 51.8% of the total voting power. Pacific USA has an option expiring in December 2000 to purchase 830,000 shares of Class B Common Stock, owned by the Shareholders, while the Shareholders have an option, also expiring in December 2000, to require that Pacific USA purchase all of such shares. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA.

     As a result of the Asset Purchase Agreement dated January 8, 1998, Stockholders' Equity increased to $15.0 million.

OTHER
-----

ACCOUNTING  PRONOUNCEMENTS
--------------------------
     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (subsequently amended by SFAS No. 127). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, ("SFAS 128") which requires the presentation of basic and diluted earnings per share on the face of the income statement for entities with a complex capital structure. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per share is computed similarly, but also gives effect to the impact convertible securities, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if
converted  at  the  beginning  of  the  year.    SFAS  128  also  requires  a
reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of diluted earnings per share computation. The Company implemented SFAS 128 effective with its December 31, 1997, financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which are not applicable to the Company.

INFLATION
---------
     Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to December 31, 1997.

YEAR  2000  ISSUE
-----------------
     The "Year 2000" issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the Year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the Year 2000. This error could result in miscalculations or system failures.

     The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to ensure compliance. The Company is using both internal and external sources to identify, correct and reprogram, and test its systems for Year 2000 compliance. Because third party failures could have a material impact on the Company's ability to conduct business, confirmations are being requested from our processing vendors and suppliers to certify that plans are being developed to address the Year 2000 issue. The Company presently believes that, with modification to existing software and investment in new software, the Year 2000 problem will not pose significant operational concerns nor have a material impact on the financial position or results of operation in any given year. The total cost of modifications and conversions is not expected to be material and will be expensed as incurred.

FUTURE  EXPANSION  AND  STRATEGY
--------------------------------
     The Company's strategy is to increase the size of its loan portfolio while maintaining the integrity of the credit quality of auto loans acquired.

     The Company plans to implement its growth strategy by: (1) increasing the number of loans acquired from the Dealer Network; (2) purchasing portfolios of loans originated by third parties; (3) continuing its efforts to increase the credit quality of its portfolio and reduce credit losses and charge-offs; (4) decreasing the percentage of operating expenses to average gross receivables by increasing the portfolio while decreasing operating expenses; and (5) securitizing portfolios of auto loans.

     To further promote its growth and profitability, the Company will continue to pursue its growth strategy based on the following:

     MARKET FOCUS: The Company targets the middle range of the Sub-prime auto finance market. Auto loans can be classified as follows: (A) Prime loans to borrowers with no credit blemishes; (B) Almost prime loans to borrowers with generally good credit and a few minor blemishes; (C+) The highest category of sub-prime borrowers who have suffered reversals in the past but are current on all obligations and have demonstrated the ability and willingness to reestablish their credit in the higher categories; (C) Similar to (C+) but present a slightly greater risk due to higher debt-to-income ratios, lower salaries, prior bankruptcy etc.; (C-) Borrowers with substantially more adverse credit history, but appear to have the wherewithal to meet their credit obligations; (D) First time borrowers or borrowers with little or no past credit history, borrowers with recent bankruptcies or those lacking stability in employment etc., Monaco Finance Inc., is focusing on all categories of (C) credit with the emphasis on obtaining more (C+) borrowers. The Company will purchase few, if any, (D) loans.

     The Company also targets late model used vehicles, which have lower depreciation rates than either new vehicles or used vehicles that are over three years old and have high mileage. In addition, the Company concentrates on acquiring loans from new car franchised dealers because, generally, such dealers are stronger financially and can better perform on their representations and warranties, offer higher quality vehicles, and often provide better repair service than independent used car dealers.

     During 1997, the Company acquired contracts from approximately 375 dealers in 28 states, the majority of which were purchased in five states. In order to increase efficiency and reduce operating expenses, in the first half of 1997, the Company temporarily reduced its marketing representatives from 16 to 6. In August 1997, the Company initiated its strategy to increase its Dealer Network by hiring two regional marketing managers. At December 31, 1997 the Company had increased its marketing representatives to 16.

     PORTFOLIO ACQUISITIONS: The Company plans to continue the purchase of loan portfolios previously originated by third parties. In 1997, the Company acquired, at a discount, two such portfolios with a face value of $12 million. In January 1998, the Company announced that it had completed the acquisition of $81 million in auto loans from affiliates of Pacific USA and in February 1998 the Company acquired approximately $14 million of auto loans from another third party. The Company actively is seeking to acquire other portfolios of auto loans.

     FUNDING AND FINANCING STRATEGIES: In December 1997, the Company entered into a warehouse line with Daiwa Finance Corporation, under the terms of which, up to 90% of the face amount of loans can be financed. This facility allows the Company to acquire loans on a leveraged basis and increase the size of its portfolio with its current capital. Periodic rated securitizations are also part of the Company's financing strategies. Securitizations lock in low interest rates and free up the Company's warehouse line and capital for new loan acquisitions. The Company makes all efforts to obtain sufficient cash from a securitization to repay all warehouse debt collateralized by the loans. In the event funds obtained from a securitization are not sufficient to retire the corresponding debt, the securitization may adversely affect liquidity.

     RISK EVALUATION AND UNDERWRITING: As discussed in more detail elsewhere herein, the Company has developed proprietary credit scoring and risk evaluation systems which predicts the frequency of default and the resultant predicted loss after repossession and sale of financed vehicles. This system assists the Company's credit buyers and underwriters in pricing loans to be acquired. Credit buyers can negotiate interest rates, loan term, purchase discount and fees and terms of the deal, including such items as down payment, in order to achieve a desired risk adjusted rate of return for each Contract.

     CENTRALIZED OPERATING STRUCTURE: Management believes the centralization of all operations in one location results in a consistent, cost effective means of operating a sub-prime automobile loan business. Sales representatives,of course, are disbursed throughout the country to deal directly with dealers.

     COLLECTIONS MANAGEMENT: Management believes that collections and recovery are vital to the successful operation of the Company. The Company has invested substantial amounts of time, money and resources in developing an efficient collections department. The results of the Company's efforts are evidenced by its percentage of delinquent contracts, which at February 28, 1998, was 6.95% over 30 days past due. This percentage consisted of 5.84% 30 to 59 days past due, 1.11% 60 to 89 days past due and 0.0% over 90 days past due. Further additions and improvements to its collections department and systems, both in personnel and automated equipment, would enable the Company, for the first time, to seek out servicing and collections of Sub-prime auto loans for others in similar businesses which could result in creating a new revenue source for the Company.

     CONTROLLING INTEREST: As a result of the Asset Purchase Agreement dated January 8, 1998, Pacific USA Holdings Corp. ("Pacific USA") increased its voting power in the Company to 51.8%. Pacific USA is the beneficial owner of 38.6% of the Company's outstanding voting stock. Pacific USA is a diverse U.S. holdings company, 100% owned by Pacific Electric Wire & Cable, Ltd. of Hong Kong. Pacific USA is a multi-billion dollar company which owns various business including but not limited to home building, home equity lending, sub-prime auto finance, loan servicing and also is the 100% owner of Pacific Southwest Bank. The various companies involved in this transaction currently are reviewing the Company's business plan to determine whether the business plan could be modified for additional opportunities which may be available as a result of the association with Pacific USA.

Implementation of the foregoing strategy will be dependent upon a number of factors including but not limited to: (i) competition; (ii) the ability of the Company to acquire contracts at a price commensurate with estimated risk, through its Dealer Network and portfolio purchases; (iii) maintain and increase its capital and warehouse lines of credit; (iv) and, successfully complete securitizations of its portfolio.

ITEM  7.    FINANCIAL  STATEMENTS.
----------------------------------

                     MONACO FINANCE, INC. AND SUBSIDIARIES

TABLE  OF  CONTENTS
                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                         30
Consolidated Balance Sheets - December 31, 1997 and 1996             31
Consolidated  Statements of Operations  - For the Years Ended
December 31, 1997 and 1996                                           32
Consolidated  Statements of Stockholders' Equity - For the
Years Ended December 31, 1997 and 1996                               33
Consolidated  Statements  of Cash  Flows - For the Years Ended
December 31, 1997 and 1996                                           34
Notes to the Consolidated Financial Statements                    35-57

                                                                      Ehrhardt
                                                                         Keefe
                                                                     Steiner &
                                                                    Hottman PC
                                                   Certified Public Accountant
                                                               and Consultants

                         INDEPENDENT AUDITORS' REPORT



The  Board  of  Directors  and  Stockholders
Monaco  Finance,  Inc.  and  Subsidiaries
Denver,  Colorado

     We have audited the accompanying consolidated balance sheets of Monaco Finance, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monaco Finance, Inc. and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     As disclosed in Note 1 to the consolidated financial statements, the Company changed its method of computing earnings per share.


                                       /s/ Ehrhardt Keefe Steiner & Hottman PC
                                   -------------------------------------------
                                           Ehrhardt Keefe Steiner & Hottman PC


March  30,  1998
Denver,  Colorado

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                                                          DECEMBER 31,
                                                                     1997           1996
                                                                --------------  ------------
ASSETS
     Cash and cash equivalents . . . . . . . . . . . . . . . .  $     757,541   $ 1,227,441
     Restricted cash . . . . . . . . . . . . . . . . . . . . .      8,080,033     4,463,744
     Automobile receivables - net (Notes 2 and 4). . . . . . .     74,324,431    81,890,935
     Repossessed vehicles held for sale. . . . . . . . . . . .      1,738,331     2,314,869
     Income tax receivable (Note 6). . . . . . . . . . . . . .              -       350,000
     Deferred income taxes (Note 6). . . . . . . . . . . . . .      1,579,779     1,581,651
     Furniture and equipment, net of accumulated
       depreciation of $2,095,450 (1997) and $1,326,215 (1996)      2,055,774     2,055,902
     Other assets. . . . . . . . . . . . . . . . . . . . . . .      2,061,832     1,379,526
                                                                --------------  ------------
          Total assets . . . . . . . . . . . . . . . . . . . .  $  90,597,721   $95,264,068
                                                                ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable. . . . . . . . . . . . . . . . . . . . .  $   1,537,791   $   851,838
     Accrued expenses and other liabilities. . . . . . . . . .        888,309       619,125
     Notes payable (Note 4). . . . . . . . . . . . . . . . . .      6,375,549     5,250,000
     Warehouse note payable (Note 4) . . . . . . . . . . . . .     30,000,000             -
     Promissory note payable (Note 4). . . . . . . . . . . . .      1,135,232             -
     Installment note payable (Note 4) . . . . . . . . . . . .              -     3,000,000
     Convertible subordinated debt (Note 4). . . . . . . . . .      1,385,000     1,385,000
     Senior subordinated debt (Note 4) . . . . . . . . . . . .      3,333,332     5,000,000
     Convertible senior subordinated debt (Note 4) . . . . . .      5,000,000     5,000,000
     Automobile receivables-backed notes (Note 4). . . . . . .     32,421,076    59,156,101
                                                                --------------  ------------
          Total liabilities. . . . . . . . . . . . . . . . . .     82,076,289    80,262,064
Commitments and contingencies (Note 3)
Stockholders' equity (Note 5)
       Preferred stock; no par value, 5,000,000 shares
         authorized, none issued or outstanding. . . . . . . .              -             -
       Class A common stock, $.01 par value; 17,750,000
         shares authorized, 7,203,479 shares (1997) and
         5,648,379 shares (1996) issued. . . . . . . . . . . .         72,035        56,484
       Class B common stock, $.01 par value; 2,250,000
         shares authorized, 1,273,715 shares (1997) and
         1,323,715 shares (1996) issued. . . . . . . . . . . .         12,737        13,237
       Additional paid-in capital. . . . . . . . . . . . . . .     24,925,466    22,066,089
       Retained earnings (deficit) . . . . . . . . . . . . . .    (16,488,806)   (7,133,806)
                                                                --------------  ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . .      8,521,432    15,002,004
                                                                --------------  ------------
Total liabilities and stockholders' equity . . . . . . . . . .  $  90,597,721   $95,264,068
                                                                ==============  ============

     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS  ENDED DECEMBER 31, 1997 AND 1996


                                                                                   YEARS  ENDED  DECEMBER  31,
                                                                                          1997           1996
                                                                                  -------------  -------------

REVENUES:
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,394,091   $ 13,470,631
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       244,816         30,122
                                                                                  -------------  -------------
     Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,638,907     13,500,753

COSTS AND EXPENSES:
Provision for credit losses (Note 2) . . . . . . . . . . . . . . . . . . . . . .     3,873,719        910,558
Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,445,704     11,800,782
Interest expense (Note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,674,484      4,737,375
                                                                                  -------------  -------------
     Total costs and expenses. . . . . . . . . . . . . . . . . . . . . . . . . .    21,993,907     17,448,715
                                                                                  -------------  -------------

(Loss) from continuing operations before income taxes. . . . . . . . . . . . . .    (9,355,000)    (3,947,962)
Income tax (benefit) (Note 6). . . . . . . . . . . . . . . . . . . . . . . . . .             -     (1,476,538)
                                                                                  -------------  -------------

(Loss) from continuing operations. . . . . . . . . . . . . . . . . . . . . . . .    (9,355,000)    (2,471,424)

(Loss) on disposal of discontinued business, net of
   applicable income taxes (Note 7). . . . . . . . . . . . . . . . . . . . . . .             -       (301,451)

Cumulative effect of a change in accounting principle (Note 2) . . . . . . . . .             -     (4,912,790)
                                                                                  -------------  -------------

Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   ($9,355,000)   ($7,685,665)
                                                                                  =============  =============


EARNINGS (LOSS) PER COMMON SHARE - BASIC AND ASSUMING DILUTION (NOTES 1 AND 5):

(Loss) from continuing operations. . . . . . . . . . . . . . . . . . . . . . . .        ($1.18)        ($0.35)
(Loss) on disposal of discontinued business. . . . . . . . . . . . . . . . . . .             -          (0.04)
Cumulative effect of a change in accounting principle. . . . . . . . . . . . . .             -          (0.71)
                                                                                  -------------  -------------

Net (loss) per common share - basic and assuming dilution. . . . . . . . . . . .        ($1.18)        ($1.10)
                                                                                  =============  =============

Weighted average number of common shares outstanding . . . . . . . . . . . . . .     7,912,732      6,965,485


     See  notes  to  consolidated  financial  statements.


                                         MONACO FINANCE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS  ENDED DECEMBER 31, 1997 AND 1996

                                               CLASS  A              CLASS  B       ADDITIONAL
                                            COMMON  STOCK         COMMON  STOCK       PAID-IN-       RETAINED
                                          SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL        EARNINGS        TOTAL
                                        ----------  -------   ----------  -------   ------------  --------------  ------------
Balance - December 31, 1995. . . . . .  5,672,279   $56,723   1,306,000   $13,060   $22,127,941   $     551,859   $22,749,583
Purchase of treasury stock . . . . . .    (26,900)     (269)          -         -       (84,845)              -       (85,114)
Conversion of shares . . . . . . . . .      3,000        30      (3,000)      (30)            -               -             0
Treasury stock adjustment. . . . . . .          -         -      20,715       207        22,993               -        23,200
Net (loss) for the year. . . . . . . .          -         -           -         -             -      (7,685,665)   (7,685,665)
                                        ----------  -------   ----------  -------   ------------  --------------  ------------
Balance - December 31, 1996. . . . . .  5,648,379    56,484   1,323,715    13,237    22,066,089      (7,133,806)   15,002,004
Exercise of stock options. . . . . . .      5,100        51           -         -         9,377               -         9,428
Conversion of shares . . . . . . . . .     50,000       500     (50,000)     (500)            -               -             0
Conversion of installment note payable  1,500,000    15,000           -         -     2,850,000               -     2,865,000
Net (loss) for the year. . . . . . . .          -         -           -         -             -      (9,355,000)   (9,355,000)
                                        ----------  -------   ----------  -------   ------------  --------------  ------------
Balance - December 31, 1997. . . . . .  7,203,479   $72,035   1,273,715   $12,737   $24,925,466    ($16,488,806)  $ 8,521,432
                                        ==========  =======   ==========  =======   ============  ==============  ============



See  notes  to  consolidated  financial  statements.




                               MONACO FINANCE, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS  ENDED DECEMBER  31, 1997 AND 1996

                                                                        YEARS  ENDED  DECEMBER  31,
                                                                           1997           1996
                                                                       -------------  -------------
Cash flows from operating activities:
---------------------------------------------------------------------
     Loss from continuing operations. . . . . . . . . . . . . . . . .   ($9,355,000)   ($7,384,214)
     Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
          Depreciation. . . . . . . . . . . . . . . . . . . . . . . .       936,055        575,539
          Provision for credit losses . . . . . . . . . . . . . . . .     3,873,719        910,558
          Cumulative effect of a change in accounting principle . . .             -      4,912,790
          Amortization of excess interest . . . . . . . . . . . . . .     4,532,301      3,704,234
          Amortization of other assets. . . . . . . . . . . . . . . .     1,046,693        745,258
          Deferred tax asset. . . . . . . . . . . . . . . . . . . . .         1,872     (1,538,893)
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,611)        77,154
                                                                       -------------  -------------
                                                                          1,027,029      2,002,426
     Change in assets and liabilities:
          Receivables . . . . . . . . . . . . . . . . . . . . . . . .      (995,897)    (1,570,892)
          Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .      (175,180)      (104,365)
          Accounts payable. . . . . . . . . . . . . . . . . . . . . .       685,953        300,761
          Accrued liabilities and other . . . . . . . . . . . . . . .       513,202        727,425
                                                                       -------------  -------------
     Net cash flows from continuing operations. . . . . . . . . . . .     1,055,107      1,355,355
     Net cash flows from discontinued operations. . . . . . . . . . .             -      1,021,611
                                                                       -------------  -------------
Net cash provided by operating activities . . . . . . . . . . . . . .     1,055,107      2,376,966
                                                                       -------------  -------------
Cash flows from investing activities:
---------------------------------------------------------------------
     Retail installment sales contracts - purchased . . . . . . . . .   (37,458,258)   (65,973,183)
     Retail installment sales contracts - originated. . . . . . . . .             -     (1,519,376)
     Proceeds from payments on contracts - purchased. . . . . . . . .    36,708,113     33,818,222
     Proceeds from payments on contracts - originated . . . . . . . .     1,356,268      4,611,648
     Purchase of furniture and equipment. . . . . . . . . . . . . . .      (926,322)      (937,644)
     Equipment deposits and other . . . . . . . . . . . . . . . . . .        10,726         (3,614)
                                                                       -------------  -------------
Net cash (used in) investing activities . . . . . . . . . . . . . . .      (309,473)   (30,003,947)
                                                                       -------------  -------------
Cash flows from financing activities:
---------------------------------------------------------------------
     Net borrowings under lines of credit . . . . . . . . . . . . . .    31,125,549      5,250,000
     Net decrease (increase) in restricted cash . . . . . . . . . . .    (3,616,289)      (768,858)
     Borrowings on asset-backed notes . . . . . . . . . . . . . . . .    62,496,526     42,348,989
     Repayments on asset-backed notes . . . . . . . . . . . . . . . .   (89,231,550)   (32,863,015)
     Repayments on senior subordinated debentures . . . . . . . . . .    (1,666,668)             -
     Proceeds from  issuance of convertible senior subordinated notes             -      5,000,000
     Proceeds from  issuance of installment note. . . . . . . . . . .             -      3,000,000
     Purchases of treasury stock and other adjustments. . . . . . . .             -        (59,042)
     Proceeds from  exercise of stock options . . . . . . . . . . . .         9,428              -
     Proceeds from  issuance of promissory note . . . . . . . . . . .     2,525,000              -
     Repayments on promissory note. . . . . . . . . . . . . . . . . .    (1,389,768)             -
     Increase in debt issue and conversion costs. . . . . . . . . . .    (1,467,762)      (301,322)
                                                                       -------------  -------------
Net cash (used in) provided by financing activities . . . . . . . . .    (1,215,534)    21,606,752
                                                                       -------------  -------------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . .      (469,900)    (6,020,229)
Cash and cash equivalents, January 1. . . . . . . . . . . . . . . . .     1,227,441      7,247,670
                                                                       -------------  -------------
Cash and cash equivalents, December 31. . . . . . . . . . . . . . . .  $    757,541   $  1,227,441
                                                                       =============  =============

     See  notes  to  consolidated  financial  statements.

MONACO FINANCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

     Monaco Finance, Inc. (the "Company") is a specialty consumer finance company engaged in the business of underwriting, acquiring, servicing and securitizing automobile retail installment contracts ("Contract(s)"). The Company provides special finance programs (the "Program(s)") to purchasers of vehicles who do not qualify for traditional sources of bank financing due to their adverse credit history, or for other reasons which may indicate credit or economic risk ("Sub-prime Customers). The Company also purchases portfolios of sub-prime loans from third parties other than dealers. In 1997, the Company acquired Contracts in connection with the sale of used and, to a limited extent, new vehicles, to customers, from automobile dealers (the "Dealer(s)" or the "Dealer Network") located in twenty-eight states, the majority of which were acquired from five states. At December 31, 1997 the Company had sixteen full-time finance representatives to provide service to current Dealers and to sign-up new Dealers for the Company's Programs. At December 31, 1997, the
Company's loan portfolio had an outstanding balance of approximately $81 million.

     In February 1996, the Company announced that it intended to discontinue its Company owned retail used car dealerships, which conduct business under the name "CarMart" (the "Company Dealerships" or "CarMart Dealerships"), and the associated financing operations. The CarMart business ceased operations on May 31, 1996.


PRINCIPLES  OF  CONSOLIDATION
-----------------------------
     The Company's consolidated financial statements include the accounts of Monaco Finance, Inc. and its wholly-owned subsidiaries, CarMart Auto Receivables Company and MF Receivables Corp. I ("MF I"), MF Receivables Corp. II ("MF II"), and MF Receivables Corp. III ("MF III") (the "Subsidiaries"). All intercompany accounts and transactions have been eliminated in consolidation.

CASH  AND  CASH  EQUIVALENTS
----------------------------
     For purposes of cash flow reporting, cash and cash equivalents include cash, money market funds, government securities, and certificates of deposit with maturities of less than three months.

RESTRICTED  CASH
----------------
     Restricted cash represents cash collections related to the Automobile Receivables-Backed Notes and the Warehouse Line of Credit (Note 5). On a monthly basis, all cash collections in excess of disbursements to the noteholders of the Automobile Receivables-Backed Notes, or to Daiwa Finance Corporation, and other general disbursements, are paid to MF I, MF II, and MF
III. At December 31, 1997 and 1996, the Company had $1,652,596 and $3,329,031,
respectively, of its restricted cash balances invested in overnight U.S. government securities.

FINANCE  RECEIVABLES
--------------------
     Finance receivables primarily represent receivables generated from Contracts purchased from the Dealer Network and from Contracts from the retail sale of automobiles at the Company's CarMart stores. In 1997, the Company also purchased loan portfolios of previously originated automobiles. At December 31, 1997 and 1996, approximately $1.4 million, or 2% , $4.7 million, or 6%, of the Automobile Receivables loan portfolio were generated from the CarMart operations.

REPOSSESSED  VEHICLES  HELD  FOR  RESALE
----------------------------------------
     Repossessed vehicles held for resale consist of repossessed vehicles awaiting liquidation. Repossessed vehicles are carried at estimated actual cash value. At December 31, 1997 and 1996, approximately 484 and 651 repossessed vehicles, respectively, were awaiting liquidation. Included are vehicles held for resale, vehicles which have been sold for which payment has not been received and unlocated vehicles (skips), certain of the value of which may be recovered from insurance proceeds.

FURNITURE  AND  EQUIPMENT
-------------------------
     Furniture and equipment are stated at acquisition cost. Major additions are capitalized, whereas maintenance, replacements and repairs are expensed. Depreciation is provided for in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

REVENUE  RECOGNITION
--------------------
     Interest income from finance receivables is recognized using the interest (actuarial) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for ninety days or more. The accrual is resumed when the loan is less than ninety days delinquent, and collectible past-due interest income is recognized at that time. Any discounts recognized from the purchase of installment contracts are added to the allowance for credit losses. Insurance income was recognized as earned.

CREDIT  LOSSES
--------------
     Provisions for credit losses are continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover losses over the life of the loans in the existing portfolio. The Company's charge-off policy is to automatically charge-off, net of estimated recoveries, all Contracts over 100 days contractually past due.

EXCESS  INTEREST
----------------
     Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Subsequent receipts of excess interest are applied to reduce excess interest receivable.

LOAN  ORIGINATION  FEES  AND  COSTS
-----------------------------------
     Fees received and direct costs incurred for the origination of Contracts are offset and any excess fees are deferred and amortized to interest income over the contractual lives of the Contracts using the interest method. Unamortized amounts, if any, are recognized in income at the time Contracts are sold or paid in full. Direct costs incurred in excess of fees received are expensed as incurred.

CONCENTRATION  OF  CREDIT  RISKS
--------------------------------
     The Company's customers are not concentrated in any specific geographic region. However, their primary concentration of credit risk relates to lending to individuals who cannot obtain traditional bank financing. The Company places its temporary cash investments with high quality institutions, and by policy, limits the amount of credit exposure to any one institution. The Company does, however, on occasion exceed the FDIC federally insured limits and at December 31, 1997 and 1996 exceeded the amount by $9,840,730 and $5,666,759, respectively.


EARNINGS  PER  SHARE
--------------------
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, ("SFAS 128") which requires the presentation of basic and diluted earnings per share on the face of the income statement for entities with a complex capital structure. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per share is computed similarly, but also gives effect to the impact convertible securities, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if
converted  at  the  beginning  of  the  year.    SFAS  128  also  requires  a
reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of diluted earnings per share computation. The Company implemented SFAS 128 effective with its December 31, 1997, financial statements. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of convertible securities in the 1996 primary and fully diluted earnings per share computations and the 1997 dilutive earnings per share computations antidilutive. Accordingly, convertible securities have already been excluded from the previously reported primary and fully diluted earnings per share amounts and do not require restatement. Basic and dilutive earnings per share are the same for each period presented. See Note 9 - Subsequent Events for a description of additional shares issued in 1998.



                     ANTIDILUTIVE SECURITIES EXCLUDED FROM DILUTIVE EARNINGS PER SHARE


                                           EXERCISE OR    POTENTIALLY
                                           CONVERSION      DILUTIVE
Security                                     PRICE          SHARES       EXPIRATION DATE
                                        ---------------  -----------  --------------------
  Stock Options. . . . . . . . . . . .  $0.531 - $6.625    1,402,500  1/6/2002 - 8/25/2007
  Warrants . . . . . . . . . . . . . .  $  1.00 - $6.00      244,000   3/15/98 -12/31/2000
  Convertible Subordinated Debenture .  $          3.42      404,970                3/1/98
  Convertible Senior Subordinated Note  $          4.00    1,250,000              1/9/2001





INCOME  TAXES
-------------
     The Company recognizes deferred tax liabilities and assets based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

USE  OF  ESTIMATES
------------------
     The preparation of financial statements in conformity with general accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that such estimates have been based on reasonable assumptions and that such estimates are adequate, however, actual results could differ from those estimates.

     In connection with the purchase of Contracts, the Company is required to estimate the number and dollar amount of loans expected to result in defaults and to estimate the amount of loss that will be incurred under each default. The Company currently provides allowances for these losses based on the historical performance of the Contracts which are tracked by the Company on a static pool basis. The actual losses incurred could differ materially from the amounts that the Company has estimated in preparing the historical consolidated financial statements.

TREASURY  STOCK
---------------
     In accordance with Section 7-106-302 of the Colorado Business Corporation Act, shares of its own capital stock acquired by a Colorado corporation are deemed to be authorized but unissued shares. APB Opinion No. 6 requires the accounting treatment for acquired stock to conform to applicable state law. As such, 26,900 shares of Class A Common Stock purchased in 1996 has been reported as a reduction to Class A Common Stock and Additional Paid-in-Capital.

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION
------------------------------------------------------


                          1997        1996
                    ----------  ----------
Cash Payments for:
Interest . . . . .  $5,562,880  $4,535,614
Income Taxes . . .  $    3,108  $    1,455





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

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES
------------------------------------------------------------------------------
     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (subsequently amended by SFAS No. 127). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
---------------------------------------
     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both of which are not applicable to the Company.

RECLASSIFICATIONS
-----------------
     Certain prior year balances have been reclassified in order to conform with the current year presentation.

NOTE  2  -  AUTOMOBILE  RECEIVABLES
-----------------------------------


Automobile  receivables  consist  of  the  following:


                                                          DECEMBER 31,
                                                            1997          1996
                                                   --------------  ------------
Retail installment sales contracts. . . . . . . .  $  37,103,262   $11,777,343
Retail installment sales contracts-Trust (Note 4)     37,323,549    71,129,192
Excess interest receivable. . . . . . . . . . . .      4,849,209     6,555,682
Other . . . . . . . . . . . . . . . . . . . . . .        777,749       616,230
Accrued interest. . . . . . . . . . . . . . . . .      1,121,161     1,331,450
                                                   --------------  ------------
Total finance receivables . . . . . . . . . . . .     81,174,930    91,409,897
Allowance for credit losses . . . . . . . . . . .     (6,850,499)   (9,518,962)
                                                   --------------
Automobile receivables - net. . . . . . . . . . .  $  74,324,431   $81,890,935
                                                   ==============  ============




     At December 31, 1997, the accrual of interest income was not suspended on any Contracts.

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






                                                       ALLOWANCE FOR
                                                       CREDIT LOSSES
                                                       ---------------
Balance as of December 31, 1995 . . . . . . . . . . .  $    6,661,917
Provisions for credit losses. . . . . . . . . . . . .       1,184,189
Unearned interest income. . . . . . . . . . . . . . .       6,947,282
Unearned discounts. . . . . . . . . . . . . . . . . .       3,689,364
Cumulative effect of a change in accounting principle       4,912,790
Retail installment sale contracts charged off . . . .     (24,819,803)
Recoveries. . . . . . . . . . . . . . . . . . . . . .      10,943,223
                                                       ---------------
Balance as of December 31, 1996 . . . . . . . . . . .       9,518,962
Provisions for credit losses. . . . . . . . . . . . .       3,873,719
Unearned interest income. . . . . . . . . . . . . . .       2,825,819
Unearned discounts. . . . . . . . . . . . . . . . . .       2,354,792
Retail installment sale contracts charged off . . . .     (22,643,864)
Recoveries. . . . . . . . . . . . . . . . . . . . . .      10,921,071
                                                       ---------------
Balance as of December 31, 1997 . . . . . . . . . . .  $    6,850,499
                                                       ===============




     The provision for credit losses is based on estimated losses on all Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and for all Contracts originated by CarMart which have been provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis. Also, the 1997 provision for credit losses includes a $3.6 million fourth quarter charge for a change in estimate related to its static pooling reserve analysis.

     Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Subsequent receipts of excess interest are applied to reduce excess interest receivable. For the years ended December 31, 1997 and 1996, $4,532,301 and $3,704,234, respectively, of excess  interest  income  was  amortized  against  interest  receivable.

The December 31, 1997, excess interest receivable balance of $4,849,209 will be amortized as follows:



         AMORTIZATION
        -------------
1998        2,892,271
1999        1,302,242
2000          519,749
2001          125,072
2002            9,875
        -------------
           $4,849,209
        =============



     Unearned discounts result from the purchase of Contracts from the Dealer Network at less than 100% of the face amount of the note. All such discounts are used to increase the allowance for credit losses.

CHANGE  IN  ACCOUNTING  PRINCIPLE
---------------------------------
     Effective October 1, 1996, the Company adopted a new methodology for reserving for and analyzing its loan losses. This accounting method is commonly referred to as static pooling. The static pooling reserve methodology allows the Company to stratify its Automobile Receivables portfolio, and the related components of its Allowance for Credit Losses (i.e. discounts, excess interest, charge offs and recoveries) into separate and identifiable quarterly pools. These quarterly pools, along with the Company's estimate of future principal losses and recoveries, are analyzed quarterly to determine the adequacy of the Allowance for Credit Losses. The method previously used by the Company to analyze the Allowance for Credit Losses was based on the total Automobile Receivables portfolio. In management's opinion, the static pool reserve method provides a more sophisticated and comprehensive analysis of the adequacy of the Allowance for Credit Losses and is preferable to the method previously used. With the adoption of the static pooling reserve method, the Company increased its Allowance for Credit Losses by $4,912,790 in the fourth quarter of 1996. This amount was included in the Consolidated Statements of Operations under the caption "Cumulative effect of a change in accounting principle".

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

     The pro forma effects of retroactive application of the above change in accounting principle are as follows:



As Reported: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1996
----------------------------------------------------------------------------  ------------
Income (loss) from continuing operations
   before cumulative effect of a change in accounting principle. . . . . . .  ($2,471,424)
(Loss) on disposal of discontinued business (net of taxes) . . . . . . . . .     (301,451)
Cumulative effect on prior years
    of changing to a different reserve method. . . . . . . . . . . . . . . .   (4,912,790)
                                                                              ------------

Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ($7,685,665)
                                                                              ============

EARNINGS (LOSS) PER COMMON SHARE (BASIC AND ASSUMING DILUTION):
----------------------------------------------------------------------------

Income (loss) from continuing operations
   before cumulative effect of a change in accounting principle. . . . . . .       ($0.35)
(Loss) on disposal of discontinued business (net of taxes) . . . . . . . . .        (0.04)
Cumulative effect on prior years of changing
   to a different reserve method . . . . . . . . . . . . . . . . . . . . . .        (0.71)
                                                                              ------------

Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ($1.10)
                                                                              ============

PRO FORMA AMOUNTS ASSUMING THE NEW RESERVE METHOD IS APPLIED RETROACTIVELY:
----------------------------------------------------------------------------

(Loss) from continuing operations. . . . . . . . . . . . . . . . . . . . . .  ($2,471,424)
(Loss) per common  share-basic and assuming dilution . . . . . . . . . . . .       ($0.35)

Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ($2,772,875)
(Loss) per common  share-basic and assuming dilution . . . . . . . . . . . .       ($0.40)





NOTE  3  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

OPERATING  LEASES
-----------------
     The Company leases office space, car lot facilities, computer and office equipment for varying periods. Leases that expire generally are expected to be renewed or replaced by other leases, or in the case of CarMart facilities, the Company has options to extend the leases.

     In April 1994, the Company amended and restated its lease of office space for its executive offices located at 370 17th Street, Suite 5060, Denver, Colorado 80202, where it maintains approximately 24,716 square feet of space. The Company currently pays $43,312 per month under a lease ending October 31, 1999, with adjustments for monthly payments on a periodic basis.

     Effective December 1, 1996, the Company entered into a sublease agreement for 6,571 square feet of office space located at 370 17th Street, Suite 4960, Denver, Colorado, 80202. The Company pays $1,807 per month, plus occupancy costs, under a sublease ending November 30, 2000. This office space will be utilized as additional executive offices of the Company.

     On March 31, 1994, the Company's lease at 1319 S. Havana, Aurora, Colorado 80010 was terminated and the operations of the retail CarMart
Dealership at that location were transferred to 890 S. Havana, Aurora, Colorado 80010. This property is owned by a corporation all of whose shareholders are officers of the Company. The Company entered into a seven-year lease commencing March 24, 1994 and ending March 23, 2001. In September 1995, the Company amended its seven-year lease to include the property at 894 S. Havana, Aurora, Colorado 80010. The Company currently pays $15,238 per month on a triple net basis. The lease calls for periodic rental adjustments over the term. It is the Company's belief that the terms of the related party lease are generally no less favorable than could have been obtained from unrelated third party lessors for properties of similar size, condition and location. Effective June 1, 1996, the Company entered into a sublease agreement on the property located at 890 S. Havana for the entire lease term at an amount approximately equal to the Company's obligation.

     Effective January 15, 1996 and January 31, 1996, the Company closed its retail CarMart Dealerships located at 4940 S. Broadway, Englewood, Colorado and 1005 Motor City Drive, Colorado Springs, Colorado, respectively. The Englewood, Colorado lease was extended for a three-year period through March 2000. The Company may, at its sole discretion, extend the Englewood, Colorado lease for an additional three-year period through March 2003. The Company currently pays $9,833 per month. The Company currently pays monthly rent of $1,800 on a triple net basis on the Colorado Springs, Colorado lease. Effective March 15, 1996, the Company entered into a sublease agreement on both properties for the entire lease terms at an amount approximately equal to the Company's obligation.

     At December 31, 1997, future minimum rental payments applicable to noncancelable operating leases were as follows:





YEAR ENDED. .  GROSS RENTAL   SUBLEASE    NET RENTAL
DECEMBER 31,.  PAYMENTS       RECEIPTS    PAYMENTS
-------------  -------------  ----------  -----------
1998. . . . .  $   1,000,926  $  277,240  $   723,686
1999. . . . .        897,037     277,490      619,547
2000. . . . .        318,948     191,498      127,450
2001. . . . .         46,866      37,800        9,066
Thereafter. .              -           -            -
               -------------  ----------  -----------
               $   2,263,777  $  784,028  $ 1,479,749
               =============  ==========  ===========




     Total net lease expense for the years ended December 31, 1997 and 1996 was $697,080 and $631,931, respectively.

CONTINGENCIES
-------------
     Although not subject to any material litigation at this time, the Company and its Subsidiaries at times are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company. It is the Company's and its Subsidiaries' policy to vigorously defend litigation, however, the Company and its Subsidiaries have, and may in the future, enter into settlements of claims where management deems appropriate.

EMPLOYMENT  AGREEMENTS
----------------------
     The Company's two executive officers have entered into employment agreements (the "Employment Agreements") with the Company.

     Messrs. Ginsburg and Sandler are paid annual salaries of $310,000 and $290,000, respectively, under their Employment Agreements and are eligible to receive medical and hospitalization insurance and other fringe benefits as provided to the Company's other executive-level employees, including participating in stock option grants by the Company. The Employment Agreements have three-year terms which began in December, 1997. Upon written notice, the Company may terminate the Employment Agreement for cause. Each of these individuals has agreed not to compete with the Company for a period of two years following the termination of his relationship with the Company under this Employment Agreement. In exchange for the non-compete agreement, each individual is to be paid a non-competition payment of $300,000, to be paid equally in arrears at the end of each of the two years following the individuals' employment.

LOANS  IN  FUNDING  (COMMITMENTS)
---------------------------------
     As of December 31, 1997, there were no open commitments to extend credit through the normal course of business.

401(K)  EMPLOYEE  SAVINGS  PLAN
-------------------------------
     The Company has a voluntary 401(k) savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the code. The plan provides for a matching contribution by the Company which amounted to $24,728 and $26,239 in 1997 and 1996, respectively.

NOTE  4  -  DEBT
----------------

LASALLE  NATIONAL  BANK
-----------------------
     In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank ("LaSalle")providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit was extended from January 1, 1998 to March 23, 1998, at which time the outstanding balance on the line of credit was paid in full. At the option of the Company, the interest rate charged on the loans was either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company was obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances was subject to standard conditions. The collateral securing payment consisted of all Contracts pledged and all other assets of the Company. The Company had agreed to maintain certain restrictive financial covenants. As of December 31, 1997, the Company had borrowed $6,375,549 against this line of credit.

WAREHOUSE  LINE  OF  CREDIT  -  DAIWA  FINANCE  CORPORATION
-----------------------------------------------------------
     In December 1997, MF Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75 million Warehouse Line of Credit with Daiwa Finance Corporation ("Daiwa"). All advances received under the line of credit are secured by eligible loan Contracts and all proceeds received from those Contracts. The scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per annum. The Company is obligated to pay Daiwa an unused facility fee equal to .375% of the average daily unused portion of the credit agreement. The Credit Agreement requires the Company to maintain certain standard ratios and covenants. At December 31, 1997, the Company had borrowed $30.0 million against this line of credit.

     The assets of MF III are not available to pay general creditors of the Company. All cash collections in excess of disbursements to Daiwa and other general disbursements are paid to MF III on a monthly basis.

PACIFIC  USA  HOLDINGS  CORP.  -  INSTALLMENT  NOTE
---------------------------------------------------
     On October 9, 1996, the Company entered into a Securities Purchase Agreement with Pacific USA Holdings Corp. ("Pacific") whereby, among other things, Pacific agreed to acquire certain shares of the Company's Class A Common Stock. On November 1, 1996, the Company entered into a Loan Agreement with Pacific whereby Pacific loaned the Company $3 million ("Pacific Loan"). On February 7, 1997, the Securities Purchase Agreement was terminated by the parties; however, the Pacific Loan and its corresponding Installment Note remained in effect.

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

CONVERTIBLE  SUBORDINATED  DEBENTURES
-------------------------------------
     On March 15, 1993, the Company completed a private placement of $2,000,000, 7% Convertible Subordinated Notes (the "Notes") with interest payable semiannually commencing September 1, 1993. Additionally, the purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount of the Notes on September 15, 1993. The principal amount of the Notes, plus accrued and unpaid interest, was due on March 1, 1998. On March 1, 1998, the Company repaid one-half, or $692,500, of the then outstanding principal amount of the Notes. The maturity date of the remaining principal amount of notes of $692,500 was extended to April 15, 1998, without penalty. The Notes are convertible into the Class A Common Stock of the Company at any time prior to maturity at a conversion price of $3.42 per share, subject to adjustment for dilution. As detailed below, Notes with an aggregate principal amount of $1,615,000 have been converted resulting in the issuance of 472,219 shares of Class A Common Stock. Commencing March 15, 1996, the Company has the option to pre-pay up to one-third of the outstanding Notes at par.






                 NOTES       CLASS A COMMON
CONVERSION DATE  CONVERTED   STOCK ISSUED
---------------  ----------  --------------
September 1994.  $  385,000         112,572
March 1995. . .     770,000         225,147
August 1995 . .      85,000          24,853
September 1995.     375,000         109,647
                 ----------  --------------

                 $1,615,000         472,219
                 ==========  ==============




SENIOR  SUBORDINATED  DEBENTURES
--------------------------------
     On November 1, 1994 the Company sold, in a private placement, unsecured Senior Subordinated Notes ("Senior Notes") in the gross principal amount of $5,000,000 to Rothschild North America, Inc. The Senior Notes accrue interest at a fixed rate per annum of 9.5% through October 1, 1997, and for each month thereafter, a fluctuating rate per annum equal to the lesser of (a) 11.5% or
(b)  3.5%  above  LIBOR.

     Interest is due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 are due and payable the first day of January, April, July and October of each year commencing January 1, 1997. The unpaid principal amount of the Senior Notes, plus accrued and unpaid interest are due October 1, 1999.

CONVERTIBLE  SENIOR  SUBORDINATED  NOTE  OFFERING
-------------------------------------------------
     On January 9, 1996, the Company entered into a Purchase Agreement for the sale of an aggregate of $5 million in principal amount of 12% Convertible Senior Subordinated Notes due 2001 (the "12% Notes"). This agreement was subsequently amended and approved by the Company's Board of Directors and passed by the Company's Shareholders on September 10, 1996. Interest on the 12% Notes is payable monthly at the rate of 12% per annum and the 12% Notes are convertible, subject to certain terms contained in the Indenture, into shares of the Company's Class A Common Stock, par value $.01 per share, at a conversion price of $4.00 per share, subject to adjustment under certain circumstances. The 12% Notes were issued pursuant to an Indenture dated January 9, 1996, between the Company and Norwest Bank Minnesota, N.A., as trustee. The Company agreed to register, for public sale, the shares of restricted Common Stock issuable upon conversion of the 12% Notes. The 12% Notes were sold pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.

     Provisions have been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes ("Additional 12% Notes") on or before September 10, 1998, between the Company and Black Diamond Advisors, Inc. ("Black Diamond"), one of the initial purchasers, with an initial conversion price of $3.00 per share.

AUTOMOBILE  RECEIVABLES  -  BACKED  NOTES
-----------------------------------------
     In November 1994, MF Receivables Corp. I. ("MF I"), the Company's wholly owned special purpose subsidiary, sold, in a private placement, $23,861,823 of 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrued interest at a fixed rate of 7.6% per annum.

     On July 24, 1997, the Company redeemed the outstanding principal balance of its Series 1994-A Notes. The bonds were redeemed at their principal amount of $1,220,665.33 plus accrued interest to July 24, 1997. Upon redemption of the Series 1994-A Notes, the underlying automobile receivables of approximately $2.5 million were pledged under the terms of the Revolving Note.

     In May of 1995, MF I issued its Floating Rate Auto Receivables-Backed Note (Revolving Note" or "Series 1995-A Note"). MF I acquires Contracts from the Company which are pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving
Note is repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note can be used to borrow up to an aggregate of $150 million through May 16, 1998. The Term Notes have a fixed rate of interest and likewise are repaid from collections on the underlying Contracts. An Indenture and Servicing Agreement require that the Company and MF I maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture requires MF Receivables to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including all future Contracts acquired by MF I.

     The Series 1995-A Note bears interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provides customary collection and servicing activities for the Contracts. The maximum limit for the Series 1995-A Note is $40 million.

     On December 4, 1997, the Company redeemed the outstanding principal balance of its Series 1995-A Note. The bonds were redeemed at their principal amount of $12,271,457 plus accrued interest to December 4, 1997. Upon redemption of the Series 1995-A Note, the underlying automobile receivables were pledged under the terms of the Warehouse Line of Credit. At December 31, 1997, the 1995-A Note did not have an outstanding principal balance.

     On September 15, 1995, MF I issued the Series 1995-B Term Notes ("Series 1995-B Notes") in the amount of $35,552,602. The Series 1995-B Notes accrued interest at a fixed note rate of 6.45% per annum.

     On December 12, 1997, the Company redeemed the outstanding principal balance of its Series 1995-B Notes. The bonds were redeemed at their principal amount of $5,822,934 plus accrued interest to December 12, 1997. Upon redemption of the Series 1995-B Notes, the underlying automobile receivables were pledged under the terms of the Warehouse Line of Credit.

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

     The assets of MF I, MF II and Monaco Funding Corp. are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Revolving Note and Term Notes a nationally recognized insurance company (MBIA) has guaranteed repayment. The MBIA insured Series 1995-A Note and Series 1997-1A Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series 1995-A, Series 1997-1A and Promissory Note noteholders and other general disbursements are paid to MF I and MF II on a monthly basis.

     As of December 31, 1997, the Series 1997-1A Notes and the Promissory Note had a note balance of $32,421,076 and $1,135,232, respectively. The underlying receivables backing the 1997-1A notes had a balance of $37,323,549 as of December 31,1997.

TOTAL  DEBT  MATURITIES
-----------------------
     Estimated  aggregate  debt  maturities  for the years ending December 31,
1998  through  2002    are  as  follows:




1998. . . .         1999        2000        2001   2002
-----------  -----------  ----------  ----------  -----
$18,758,578  $10,851,303  $8,664,759  $5,000,000  $   0





NOTE  5  -  STOCKHOLDERS'  EQUITY
---------------------------------

COMMON  STOCK
-------------
     The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B stock retains three votes while each share of Class A stock retains one vote per share.

STOCK  OPTION  PLANS
--------------------
     The Company has reserved 1,775,000 of its authorized but unissued Class A Common Stock for a stock option plan (the "Plan") pursuant to which officers, directors and employees of the Company are eligible to receive incentive and/or non-qualified stock options. The Plan, which expires on June 30, 2002, is administered by a committee designated by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant and at an exercisable price which is not less than the fair market value of the Class A Common Stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Class A Common Stock of the Company must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The Plan also provides for issuance of stock appreciation rights. At December 31, 1997 and 1996, the Company has granted options to acquire a total of 1,402,500 and 840,300 shares, respectively, of the Company's Class A Common Stock. These options are exercisable for a period of up to 10 years from the date of grant and have exercise prices from $0.53 to $6.63 a share, which represents bid prices of the Company's Common Stock at the date of grant. Through December 31, 1997, 5,100 of these options have been exercised.





                                         OPTION PRICE
                                         PER SHARE      OPTIONS
                                         -------------  ----------
Outstanding December 31, 1995 . . . . .  $2.13 - $6.63    666,200
Granted . . . . . . . . . . . . . . . .  $        1.88    272,500
Canceled. . . . . . . . . . . . . . . .  $2.50 - $6.63    (98,400)
Exercised . . . . . . . . . . . . . . .              -          -
                                         -------------  ----------
Outstanding December 31, 1996 . . . . .  $1.88 - $6.63    840,300
Granted . . . . . . . . . . . . . . . .  $0.53 - $2.44    691,700
Canceled. . . . . . . . . . . . . . . .  $1.88 - $6.63   (124,400)
Exercised . . . . . . . . . . . . . . .  $0.53 - $1.88     (5,100)
                                         -------------  ----------
Outstanding December 31, 1997 . . . . .  $  0.53-$6.63  1,402,500
                                                        ==========
Weighted Average Option Price Per Share                 $     1.71
                                                        ==========




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

     Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of FAS 123, the Company's 1997 net loss and basic and dilutitive loss per common share would have been increased to the pro forma amounts indicated below:



Net (loss) - as reported. . . . . . .  ($9,355,000)
Net (loss) - pro forma. . . . . . . .  ($9,604,329)
(Loss) per common share - as reported       ($1.18)
(Loss) per common share - pro forma .       ($1.21)




     Of the 691,700 options granted in 1997, 327,396 options were vested as of December 31, 1997.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: dividend yield of 0.0%; expected average annual volatility of 156.6%; average annual risk-free interest rate of 5.6%; and expected lives of 10 years.

PUBLIC  OFFERING
----------------
     In December 1990, the Company completed its initial public offering of securities. The offering consisted of 1,400,000 shares of Class A Common Stock and 1,400,000 redeemable Class A warrants offered in $6 units, consisting of two Class A common shares and two Class A common share purchase warrants. The Class A purchase warrants were immediately exercisable. Each Class A warrant entitled the holder to purchase one share of Class A Common Stock and one Class B warrant for $4.50 until December 1994. Each Class B warrant entitled the holder to purchase one share of Class A Common Stock for $6.00 through December 11, 1995.

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

OTHER
-----
     On or about December 4, 1997, Consumer Finance Holdings, Inc. ("CFH") and Morris Ginsburg, the Company's President, Sandler Family Partners, Ltd., and Irwin L. Sandler, the Company's Executive Vice President, (collectively the "Shareholders") entered into an Option Agreement effective as of that date. CFH is a wholly-owned subsidiary of Pacific USA Holdings Corp. ("Pacific USA"). Pursuant to the Option Agreement, the Shareholders granted a three-year option to CFH (the "Call Option") to purchase all, but not less than all, of the 830,000 shares of Class B Common Stock owned by the Shareholders (the "Option Shares") at a purchase price of $4.00 per share. Concurrently, CFH granted to each Shareholder a three-year option (the "Put Option") to sell that portion of the Option Shares held by each Shareholder at a price of $4.00 per share. The Put Option is exercisable with respect to 50% of the Option Shares during the 30-day period following the second anniversary of the effective date and 50% during the 30-day period following the third anniversary of the effective date. The Call Option and Put Option both expire on the third anniversary date of the effective date, or on December 4, 2000. In the event that CFH or any of its affiliates exercises the Call Option, and within 180 days after closing thereof, sells or agrees to sell any portion of the Option Shares to a person who is not an affiliate of CFH for a price greater than $4.00 per share, the seller shall be obligated to pay the Shareholders 50% of such excess. The Shareholders agreed not to pledge, sell or otherwise transfer the Option Shares at any time during the term of the Call Option except to the extent of exercise of the Put Option. The obligation of CFH under the Put Option is secured by funds in a segregated bank account.

     Pursuant to the Option Agreement, each Shareholder granted CFH the right to vote all Option Shares and to direct the exercise of all consensual or other voting rights with respect to any additional shares of the Company's capital stock as to which any Shareholder holds a proxy granted by a third party, subject to any fiduciary duty owed to the grantor of any such proxy. The Shareholders retain all other incidents of ownership with respect to the Option Shares, including, but not limited to, the right to receive dividends.

     The Option Agreement further provides that CFH shall vote or cause to be voted shares of the Company's capital stock, including the Option Shares, to maintain Messrs. Ginsburg and Sandler as directors of the Company. The Shareholders agree to use their best efforts to provide CFH with the right to designate four directors to the Company's board or such larger number as shall then be sufficient to provide CFH with effective control of the board. As of the date hereof, the board consists of four members.

     Pacific USA is the record owner of 1,500,000 shares of Class A Common Stock. As a result of the Option Agreement, it was granted the power to vote the 830,000 shares of Class B Common Stock owned by the Shareholders and a limited power to direct the voting of shares subject to proxies held by the Shareholders. As of December 31, 1997, 7,203,479 shares of Class A Common Stock are issued and outstanding and 1,273,715 shares of Class B Common Stock are issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock vote together as one class. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 32.7% of the Class A and Class B Common Stock and controls approximately 48.3% of the total voting power. Upon exercise of either the Put Option or the Call Option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA.

     On or about May 14, 1993, the Company, Sandler Family Partners, and Messrs. Ginsburg and Sandler entered into a Buy-Sell Agreement giving the Company the right to buy all shares of its capital stock owned by Mr. Ginsburg upon his death and all shares of its capital stock beneficially owned by Mr. Sandler upon his death. In addition, the Company had a right of first refusal to purchase any such stock desired to be sold by Mr. Ginsburg or Sandler
Family Partners. This right of first refusal was exercisable by either the Issuer or the non-selling Shareholder. The parties to the Buy-Sell Agreement have agreed that the purchase rights and obligations under the Option Agreement shall supersede the purchase and right of first refusal provisions contained in the Buy-Sell Agreement during the term of the Option Agreement.

NOTE  6  -  INCOME  TAXES
-------------------------
     The Company is required to measure current and deferred tax consequences of all events recognized in the financial statements by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. The major and primary source of any differences is due to the Company accounting for income and expense items differently for financial reporting and income tax purposes.



     The  provision  for  income  taxes  is  summarized  as  follows:



                                    FOR THE YEARS ENDED
                                         DECEMBER 31,
                                    --------------------
                                    1997              1996
                            --------------------  ------------
Current expense (benefit)
Federal. . . . . . . . . .  $                  -  $  (350,000)
State. . . . . . . . . . .                     -            -
                            --------------------  ------------
                            $                  -  $  (350,000)
                            --------------------
Deferred expense (benefit)
Federal. . . . . . . . . .  $                  -  $(1,164,007)
State. . . . . . . . . . .                     -     (166,080)
                            --------------------  ------------
                            $                  -  $(1,330,087)
                            --------------------  ------------
TOTAL. . . . . . . . . . .  $                  -  $(1,680,087)
                            ====================  ============





     The  following  is  a  reconciliation  of income taxes at the Federal Statutory rate with income taxes  recorded  by  the  Company.


                                                                     FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                  ---------------------------

                                                                      1997          1996
                                                                  ------------   ------------
Computed income taxes (benefit) at statutory rate - 34%. . . . .  $ (3,180,700)  $(3,184,356)
State income taxes (benefit), net of Federal income tax benefit.      (318,070)     (333,114)
Change in valuation allowance. . . . . . . . . . . . . . . . . .      3,498,770    1,837,383
                                                                  -------------  ------------
                                                                  $           -  $(1,680,087)
                                                                  =============  ============




     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:




                                                    DECEMBER 31,
                                                   --------------
                                                  1997          1996
                                         --------------  ------------
Deferred tax assets:
---------------------------------------
Federal and State NOL tax carry-forward  $   8,460,033   $ 5,143,530
Other . . . . . . . . . . . . . . . . .         45,931        48,296
                                         --------------  ------------
                                             8,505,964     5,191,826
    Valuation allowance . . . . . . . .     (5,336,154)   (1,837,383)
                                         --------------  ------------
Total deferred tax assets . . . . . . .      3,169,810     3,354,443
                                         --------------  ------------
Deferred tax liabilities:
---------------------------------------
Depreciation. . . . . . . . . . . . . .        (68,057)      (90,768)
Allowances and loan origination fees. .     (1,521,974)   (1,682,024)
                                         --------------  ------------
Total deferred tax liability. . . . . .     (1,590,031)   (1,772,792)
                                         --------------  ------------
Net deferred tax asset. . . . . . . . .  $   1,579,779   $ 1,581,651
                                         ==============  ============




     The net deferred asset disclosed above equals the deferred income taxes on the balance sheet. The valuation allowance relates to those deferred tax assets that may not be fully utilized.

     As of December 31, 1997, the Company had a net operating loss carryforward of approximately $22.1 million for federal income tax reporting purposes which, if unused, will expire in 2011 and 2012.

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

     The increase of approximately $3.5 million in the valuation allowance in 1997 was primarily due to a $3.3 million increase in net operating loss tax carryforward and a $0.1 million decrease in deferred tax liabilities related to Allowances and Loan Origination Fees.

NOTE  7  -  DISCONTINUED  OPERATIONS
------------------------------------
     In February 1996, the Company announced that it intended to discontinue its CarMart retail used car sales and associated financing operations. In
April 1996, the Company extended the expected disposal date of the CarMart business from April 30, 1996 to May 31, 1996.

     Effective May 31, 1996, the Company entered into a sublease agreement on all of its former CarMart properties for the entire lease terms at an amount approximately equal to the Company's obligation.

     The loss on the disposition of the CarMart business has been accounted for as discontinued operations. In March 1996, and June 1996, the Company recorded additional pretax charges of $150,000 and $355,000 ($93,900 and $207,551 after tax), respectively, related to the 1996 loss from operations of CarMart.

NOTE  8-  DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
--------------------------------------------------------------------

CASH  AND  CASH  EQUIVALENTS.  RESTRICTED  CASH  AND  ACCRUED INTEREST PAYABLE
------------------------------------------------------------------------------
     The carrying value approximates fair value due to its liquid or short-term nature.

AUTOMOBILE  RECEIVABLES  -  NET
-------------------------------
     The interest rates and credit ratings of the net Automobile Receivables outstanding at December 31, 1997 are consistent with the interest rates and credit ratings on current purchases by the Company of Contracts with the same maturities and collateral; as such, the carrying value of the net Automobile Recievables outstanding at December 31, 1997 approximates fair value at that date.

PROMISSORY  NOTE  PAYABLE,  CONVERTIBLE SUBORDINATED DEBT, SENIOR SUBORDINATED
------------------------------------------------------------------------------
DEBT,  CONVERTIBLE SENIOR SUBORDINATED DEBT  AND AUTOMOBILE RECEIVABLES-BACKED
------------------------------------------------------------------------------
NOTES
-----
     Rates currently available to the Company for debt with similar terms and maturities are used to estimate the fair value of existing debt.

     The estimated fair value of the Company's financial instruments at December 31, 1997 were as follows:



                                                      December  31,  1997
                                                      -------------------
                                                CARRYING AMOUNT    FAIR VALUE
                                                -----------------  ------------
Financial Assets:
----------------------------------------------
Cash and Cash Equivalents and Restricted Cash.  $      8,837,574   $ 8,837,574
Automobile Receivables . . . . . . . . . . . .        81,174,930    81,174,930
Less: Allowance for Credit Losses. . . . . . .        (6,850,499)   (6,850,499)
                                                -----------------  ------------
     Total . . . . . . . . . . . . . . . . . .  $     83,162,005   $83,162,005
                                                =================  ============
Financial Liabilities:
----------------------------------------------
Accrued Interest Payable (included in
   Accrued expenses and other liablities). . .  $        462,265   $   462,265
Promissory Note Payable. . . . . . . . . . . .         1,135,232     1,135,232
Convertible Subordinated Debt. . . . . . . . .         1,385,000     1,385,000
Senior Subordinated Debt . . . . . . . . . . .         3,333,332     3,333,332
Convertible Senior Subordinated Debt . . . . .         5,000,000     5,000,000
Automobile Receivables-backed Notes. . . . . .        32,421,076    32,421,076
                                                -----------------  ------------
     Total . . . . . . . . . . . . . . . . . .  $     43,736,905   $43,736,905
                                                =================  ============




NOTE  9  -  SUBSEQUENT  EVENTS
------------------------------
     In connection with its portfolio acquisition strategy, the Company entered into an Amended and Restated Asset Purchase Agreement dated as of January 8, 1998 (the "Asset Purchase Agreement"), with Pacific USA Holdings Corp. ("Pacific USA") and certain of its wholly-owned or partially-owned subsidiaries - Pacific Southwest Bank ("PSB"), NAFCO Holding Company LLC ("NAFCO"), Advantage Funding Group, Inc. ("Advantage") and PCF Service, LLC - providing for, among other things, the purchase by the Company of sub-prime automobile loans from NAFCO and Advantage having an unpaid principal balance of approximately $81,115,233 for a purchase price of $77,870,623 of which $73,003,709 was paid in cash. Financing was provided by Daiwa Finance Corporation. The Company also agreed to issue Daiwa warrants for the purchase of 250,000 shares of Class A Common Stock. The balance of the purchase price of $4,866,914 was paid through the issuance of 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "Preferred Stock") valued at $2.00 per share. Each share of Preferred Stock will be convertible at any time into one-half share of Class A Common Stock, or an aggregate of up to 1,216,728 shares of Class A Common Stock. Thus, the effective cost to Pacific USA of the Class A Common Stock issuable upon conversion of the Preferred Stock will be $4.00 per share.

     As required by the Asset Purchase Agreement, PSB entered into a Loan Loss Reimbursement Agreement whereby it agreed to reimburse the Company for up to 15% of any losses incurred by the Company in connection with the loans acquired from NAFCO and Advantage. In consideration therefor, the Company issued 811,152 shares of Class A Common Stock. The Company allocated $1,622,304 to the cost of the purchased loans, which represents the value assigned to the common shares.

     Also, the Company may be obligated to make additional payments to NAFCO based on the performance of certain potential relationships with loan originators previously associated with NAFCO. If there are any pre-tax earnings associated with these operations for calendar years 1998 and 1999, the Company is obligated to pay NAFCO shares of the Company's Class A Common Stock valued at the average daily closing price of such stock on the NASDAQ Stock Market for the last ten days of such calendar year. The number of shares of Class A Common Stock, if any, which the Company may be required to issue to NAFCO pursuant to these agreements cannot be determined at present.

     The Company filed the required documents under the Hart-Scott-Rodino Act ("HSR Act") on January 15, 1998, and received the necessary approvals under the HSR Act on or about February 10, 1998.

     Pacific USA was the record owner of 1,500,000 shares of Class A Common Stock as of December 31, 1997. As a result of the Option Agreement, it was granted the power to vote the 830,000 shares of Class B Common Stock beneficially owned by the Messrs. Ginsburg and Sandler (President and Executive Vice President, respectively, of the Company) ("the Shareholders") and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Also, under the terms of the Asset Purchase Agreement dated January 8, 1998, Pacific USA was issued 811,152 shares of the Company's Class A Common Stock. As of the date of this report, 8,014,631 shares of Class A Common Stock are issued and outstanding and 1,273,715 shares of Class B Common Stock are issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock vote together as one class. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 38.6% of the Class A and Class B Common Stock and controls approximately 51.8% of the total voting power. Pacific USA has an option expiring in December 2000 to purchase 830,000 shares of Class B Common Stock, owned by the Shareholders, while the Shareholders have an option, also expiring in December 2000, to require that Pacific USA purchase all of such shares. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA.

     On a pro forma basis, Stockholders' Equity increased to approximately $15.0 million as a result of the Asset Purchase Agreement dated January 8, 1998.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
----------------------

     NONE

                                   PART III

     Part III, including the following items, is incorporated by reference to the Company's Proxy Statement which will be filed with the Securities and Exchange Commission and mailed to shareholders on or before April 30, 1998:

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS AND CONTROL PERSONS,
------------------------------------------------------------------------------
COMPLIANCE  WITH  THE  SECTION  16(A)  OF  THE  EXCHANGE  ACT.
--------------------------------------------------------------

ITEM  10.  EXECUTIVE  COMPENSATION.
-----------------------------------

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------------

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------------------------------------------------------------


                                    PART IV

ITEM  13.EXHIBITS  AND  REPORTS  ON  FORM  8-K
----------------------------------------------

(a)  The  following  documents  are  filed  as  part  of  this  Report:

1     Financial Statements                                        PAGE OF THIS
      --------------------                                              REPORT
                                                                        ------
Independent Auditors' Report                                                30
Consolidated Balance Sheets December 31, 1997 and 1996                      31
Consolidated  Statements  of  Operations For the Years Ended December 31,
  1997  and  1996                                                           32
Consolidated  Statements  of  Stockholders'  Equity  For  The Years Ended
  December  31,  1997  and  1996                                            33
Consolidated  Statements  of  Cash Flows For The Years Ended December 31,
  1997  and  1996                                                           34
Notes to Consolidated Financial Statements                               35-57

2.FINANCIAL  STATEMENT  SCHEDULES:
----------------------------------

All other statements or schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.

3.(a)          Exhibits
3.1 Articles of Incorporation, dated August 12, 1986, and Articles of amendment, dated July 2, 1990 and August 31, 1990 (1)
3.2      Bylaws  (1)
3.3 Articles of Amendment to the Articles of Incorporation increasing the number of authorized shares of Class A Common Stock and Preferred Stock (19)
4.4      Form of Mergers and Acquisitions Agreement with the Underwriter (1)
4.5 Preferences, Limitations and Relative Rights of 8% Cumulative Convertible Preferred Stock, Series 1998-1 (19)
10.1 Employment Agreement between the Registrant and Morris Ginsburg dated July 9, 1990 (1)
10.2 Employment Agreement between the Registrant and Irwin L. Sandler dated July 9,1990 (1)
10.3      Lease with BCE Development Properties, Inc., dated December 23, 1988
          (1)
10.4     Key-man  Insurance  Policies on the lives of Messrs.Ginsburg and
          Sandler  (1)
10.5     Form  of  Purchase  Agreement  (re:  Dealers)  (1)
10.6     Agreement  -  Guaranty  Bank  and  Trust  Company  (1)
10.7     Agreement  -  Central  Bank  of  Denver  (1)
10.8     Agreement  -  First  National  Bank  of  Southeast  Denver  (1)
10.9     Agreement  -  Arapahoe  Bank  and  Trust  (1)
10.9 (A) First Amendment to Arapahoe Bank/Monaco Finance Agreement dated February 22, 1991 with Assignment of Savings Account and
          Security Agreement (2)
10.10    Agreement  -  Southwest  State  Bank  (1)
10.11    Agreement  -  Lakeside  National  Bank  (2)
10.12    Agreement  -  Western  Funding,  Inc.  (2)
10.13    Form  of  Agreement  -  First  Eagle  (2)
10.14    Form  of  Financing  Agreement  (re:  Floorplan  Financing) (1)
10.15    Stock  Option  Plan  (1)
10.16    Single  Interest  Blanket  Insurance  Policy  (1)
10.17 Lease with Richard A. Boddicker dated September 4, 1990, as amended, re: South Havana Lot (1)
10.18 Financing Agreement, Promissory Note and Security Agreement (re: wholesale floorplan financing) (1)
10.19    Lease  re:    Colorado  Springs  Lot  (3)
10.21    Lease  re:    West  Colfax  Lot  (3)
10.22 Financing Agreement with Citicorp Leasing, Inc., including three Amendments (4)
10.23    7%  Subordinated  Note  Agreement  (4)
10.24    Consent  of  Independent  Certified  Public  Accountants  (9)
10.25    Sixth Amendment to Financing Agreement with Citicorp Leasing, Inc.
          dated    June  1,  1994  (5)
10.26 Lease Agreement between the Registrant and GSC Ltd. Liability Company, a related party owned company(5)
10.27 Note Purchase Agreement for Senior Subordinated Notes to Rothschild North America, Inc.(6)
10.28 Seventh Amendment to Financing Agreement with Citicorp Leasing, Inc. dated July 26, 1994
10.29 Eighth Amendment to Financing Agreement with Citicorp Leasing, Inc. dated September 7, 1994 (7)
10.30 Ninth Amendment to Financing Agreement with Citicorp Leasing, Inc. dated November 2, 1994 (7)
10.31 Indenture Agreement related to private placement of $23,861,823 of 7.6% automobile receivables-backed notes (8)
10.32 Form of Term Note issued by MF Receivables Corp. I related to private placement of $23,861,823 of 7.6% automobile receivables-backed notes (8)
10.33 Tenth Amendment to Financing Agreement with Citicorp Leasing, Inc. dated November 16, 1994 (10)
10.34 Amended and restated Lease re: Executive Offices at 370 17th Street, 50th floor, Denver, Colorado 80202 with Brookfield Republic, Inc. (10)
10.35 Amended and Restated Indenture Agreement dated as of May 1, 1995 related to private placement of $40 million aggregate principal amount of floating rate automobile receivable-backed warehouse notes (11)
10.36 Form of Warehouse Note issued by MF Receivables Corp I related to private placement of $40 million aggregate principal amount of floating rate automobile receivable-backed warehouse note (11)
10.37 MBIA Forward Commitment to Issue related to private placement of $40 million aggregate principal amount of floating rate automobile receivables-backed  warehouse  notes  (11)
10.38 Purchase Agreement dated January 9, 1996 by and among Monaco Finance, Inc. and Black Diamond Advisors, Inc. and other purchasers relating to $5,000,000 in 12% Convertible Senior Subordinated Notes due 2001 (12)
3.(a)    Exhibits  (continued)
10.39 Indenture dated as of January 9, 1996, between Monaco Finance, Inc. and Norwest Bank of Minnesota, N.A., realting to 12 % Convertable Senior Subordinated Notes due 2001 (12)
10.40 Loan and Security Agreement dated as of January 16, 1996, between Registrant and LaSalle National Bank (12)
10.41 Revolving Credit Note in the principal amount of $15 million or so much thereof as may be advanced, dated January 16, 1996, payable to the order of  LaSalle  National  Bank  by  Registrant  (12)
10.42 Letter Agreement dated June 28, 1996, by and between the Registrant and Black Diamond Advisors, Inc. (13)
10.43 Letter Agreement dated July 3, 1996, by and between the Registrant and David M. Ickovic regarding director compensation (13)
10.44 Securities Purchase Agreement between the Registrant and Pacific USA Holdings Corp. (14)
10.45    Stock Purchase Warrant in favor of Pacific USA Holdings Corp. (14)
10.46 Shareholder option Agreement among Pacific USA Holdings Corp. and Morris Ginsburg, Irwin Sandler and Sandler Family Partners, Ltd. (14)
10.47 Executive Employment Agreement between the Registrant and Morris Ginsburg related to the Securities Purchase Agreement with Pacific USA Holdings Corp. (14)
10.48 Executive Employment Agreement between the Registrant and Irwin Sandler related to the Securities Purchase Agreement with Pacific USA Holdings Corp. (14)
10.49     Loan Agreement between Pacific USA Holdings Corp. and the Registrant
          (14)
10.50    Press Release of the Registrant related to the Securities Purchase
          Agreement  with    Pacific  USA  Holdings  Corp.(14)
10.51 Termination Agreement dated as of February 6, 1997, between the Registrant and Pacific USA Holdings Corp. (15)
10.52 Press Release of the Registrant regarding the termination of the Securities Purchase Agreement between the Registrant and Pacific USA Holdings Corp. (15)
10.53 Trust and Security Agreement related to the placement of $42,646,534 and $2,569,068 aggregate principal amount of automobile recievables-backed Class A Certificates and Class B Certificates, respectively (16)
10.54 Form of Class A Certificate issued by MF Receivables Corp. II related to the private placement of $42,646,534 of 6.71% automobile receivables-backed notes (16)
10.55 Form of Class B Certificate issued by MF Receivables Corp. II related to the placement of $2,569,068 of automobile receivables-backed notes (16)
10.56 Loan Agreement dated June 26, 1997, between Monaco Funding Corp. and Heartland Bank relating to the $2,525,000 Promissory Note (16)
10.57 Option Agreement effective as of December 4, 1997, by and between Consumer Finance Holdings, Inc. and Morris Ginsburg, Sandler Family Partners, Ltd., and Irwin L. Sandler (17)
10.58 Irrevocable Proxy and Power of Attorney dated December 4, 1997, granted by Morris Ginsburg (17)
10.59 Irrevocable Proxy and Power of Attorney dated December 4, 1997, granted by Sandler Family Partners, Ltd. (17)
10.60    Executive  Employment  Agreement  between Registrant and Morris
          Ginsburg  (17)
10.61    Executive  Employment Agreement between Registrant and Irwin L.
          Sandler  (17)
10.62    First  Amendment  to  Buy-Sell  Agreement  (17)
10.63 Amended and Restated Asset Purchase Agreement dated January 8, 1998, by and among the Company, Pacific USA Holdings Corp., and certain of its wholly-owned or partially-owned subsidiaries (18)
10.64 Loan Purchase Agreement dated January 8, 1998 among Advantage Funding Group, Inc., a Delaware corporation, the Company, Pacific USA Holdings Corp., a Texas corporation, and Pacific Southwest Bank, a federal savings bank (18)
10.65 Loan Loss Reimbursement Agreement dated January 8, 1998. between, on the one hand, Pacific Southwest Bank, a federally chartered savings bank, NAFCO Holding Company, LLC, a Delaware limited liability company, and Advantage Funding Group, Inc., a Delaware corporation, and, on the other hand, the Company (18)
10.66 Loan Purchase Agreement dated January 8, 1998 among NAFCO Holding Company, L.L.C., a Delaware limited liability company, the Company, Pacific USA Holdings Corp., a Texas corporation, and Pacific Southwest Bank, a federal savings bank (18)
10.67 Interim Servicing Agreement dated as of January 8, 1998, between, on the one hand, the Company and, on the other hand, Advantage Funding Group, Inc., a Delaware corporation, Pacific USA Holdings Corp., a Texas corporation, and Pacific Southwest Bank, a federally chartered savings bank (18)
10.68 Interim Servicing Agreement dated as of January 8, 1998, between, on the one hand, the Company and, on the other hand, NAFCO Holding Company, LLC, a Delaware limited liability company, Pacific
          USA Holdings Corp., a Texas corporation, and Pacific Southwest Bank, a federally chartered savings bank (18)
11       Statement  Re:  Computation  of  Earnings  Per  Share  -  PAGE  63
23       Consent  of  Independent  Certified  Accountants  -  PAGE  64
99      Cautionary Statement Regarding Forward-looking statements- PAGES 65-75


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

(12)  Incorporated  by reference to the Registrant's Form 8-K dated January 9,
1996.

(13)  Incorporated  by  reference  to the Registrant's Form 8-K dated June 28,
1996.

(14) Incorporated by reference to the Registrant's Form 8-K dated October 29, 1996.

(15) Incorporated by reference to the Registrant's Form 8-K dated February 7, 1997.

(16) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1997.

(17) Incorporated by reference to the Registrant's Form 8-K dated December 4, 1997.

(18)  Incorporated  by reference to the Registrant's Form 8-K dated January 8,
1998.

(19)  Incorporated  by  reference  to the Registrant's Form 8-K dated March 4,
1998.

     3.(b)    Reports  on  Form  8-K:

     A Form 8-K dated October 3, 1997, was filed announcing the execution of an Asset Purchase Agreement to acquire certain assets from affiliates of Dallas-based Pacific USA Holdings Corp.

A Form 8-K dated December 4, 1997, was filed announcing a change in control of the Registrant.

     A Form 8-K dated January 8, 1998, was filed announcing that the Registrant had entered into an Amended and Restated Asset Purchase Agreement with Pacific USA Holdings Corp., and certain of its wholly-owned and partially-owned subsidiaries, providing for, among other things, the purchase by the Registrant of $81.1 million of sub-prime auto loans.

     A Form 8-K dated March 4, 1998 was filed announcing the voting results from the special meeting of shareholders held on March 4, 1998.



                                           EXHIBIT 11
                              MONACO FINANCE, INC. AND SUBSIDIARIES
                              -------------------------------------
                         COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                         -----------------------------------------------

                                                                      YEAR  ENDED  DECEMBER  31,
                                                                             1997          1996
                                                                      ------------  ------------
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND ASSUMING DILUTION

NET EARNINGS (LOSS)
--------------------------------------------------------------------

(Loss) from continuing operations. . . . . . . . . . . . . . . . . .  ($9,355,000)  ($2,471,424)
(Loss) on disposal of discontinued business. . . . . . . . . . . . .            -      (301,451)
Cumulative effect of a change in accounting principle. . . . . . . .            -    (4,912,790)
                                                                      ------------  ------------
Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ($9,355,000)  ($7,685,665)
                                                                      ============  ============

AVERAGE COMMON SHARES OUTSTANDING
--------------------------------------------------------------------

Weighted average common shares outstanding - basic . . . . . . . . .    7,912,732     6,965,485
Shares issuable from assumed exercise of stock options (a) . . . . .           (b)           (b)
Shares issuable from assumed exercise of stock warrants (a). . . . .           (b)           (b)
Shares issuable from assumed conversion of 7% subordinated debt. . .           (b)           (b)
Shares issuable from assumed conversion of senior subordianted note.           (b)           (b)
                                                                      ------------  ------------
Weighted average common shares outstanding - assuming dilution . . .    7,912,732     6,965,485
                                                                      ============  ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC AND ASSUMING DILUTION
--------------------------------------------------------------------

(Loss) from continuing operations. . . . . . . . . . . . . . . . . .       ($1.18)       ($0.35)
(Loss) on disposal of discontinued business. . . . . . . . . . . . .            -         (0.04)
Cumulative effect of a change in accounting principle. . . . . . . .            -         (0.71)
                                                                      ------------  ------------
(Loss) per common share - basic and assuming dilution. . . . . . . .       ($1.18)       ($1.10)
                                                                      ============  ============



     Notes:
     ------
(a)          Dilutive  potential  common  shares are calculated using the treasury stock method.
(b)          The  computation  of  earnings per common share assuming dilution excludes dilutive potential  common  shares  that  have  an  anti-dilutive  effect  on  earnings  per  share.

                                  EXHIBIT 23



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



The  Board  of  Directors
Monaco  Finance,  Inc.
370  17th,  Suite  5060
Denver,  Colorado  80202

We hereby consent to the incorporation by reference of our reports on Monaco Finance, Inc. (the "Company") dated March 30, 1998, into the Company's Registration Statement on Form S-3 (File No. 33-97976) and on Form S-8 (File NO. 33-68530), and to all references to our firm in such Registration Statements.


                                       /s/ Ehrhardt Keefe Steiner & Hottman PC
                                   -------------------------------------------
                                           Ehrhardt Keefe Steiner & Hottman PC


March  31,  1998
Denver,  Colorado

                                  EXHIBIT 99
                        CAUTIONARY STATEMENT REGARDING
                        ------------------------------
                          FORWARD-LOOKING STATEMENTS
                          --------------------------

     The Company wishes to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this cautionary statement in connection with such safe harbor legislation. The Company's Form 10-KSB, any Form 10-QSB, any Form 8-K, or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements.

     The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

     Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                 RISK FACTORS
                                 ------------

     DEPENDENCE UPON ADDITIONAL CAPITAL TO EXPAND OPERATIONS. The Company's business has been and will continue to be cash intensive. Capital is required primarily to purchase Contracts from the Dealer Network and to purchase portfolios of previously originated sub-prime auto loans. Further expansion of the Company's business and the Company's longer-term liquidity requirements may require additional debt or equity financing. There can be no assurance that such additional financing will be available to the Company, or if available, on terms satisfactory to the Company. The net proceeds from any debt or equity financing may be used for working capital and general corporate purposes, including repayment of current debt, origination and purchase of additional Contracts and, if required, the hiring of additional personnel to support expanded operations.

     RELIANCE ON DEBT FINANCING. Since inception, in addition to shareholders' equity, the Company has financed its capital requirements using debt from a variety of sources including commercial banks and other institutional investors. One of the Company's principal sources of such capital as of December 31, 1997, consists of a $75 million warehouse line of credit with Daiwa Finance Corporation which expires on December 3, 1999. The Company has an additional facility with Daiwa Finance Corporation to finance the purchase of up to $83 million of loans purchased from Pacific USA Holdings Corp. ("Pacific USA") and certain of its wholly owned subsidiaries. This warehouse line of credit, which expires January 4, 1999, was drawn down $73.9 million on January 7, 1998, as a result of the acquisition of $81.1 million of loans from Pacific USA. The warehouse lines of credit are secured by Contracts and all proceeds received from those Contracts. A third line of credit with LaSalle National expired on March 23, 1998. The Company's Floating Rate Auto Receivables-Backed Note, issued in May 1995, under which the Company has the ability to borrow up to an aggregate of $150 million will expire on May 16, 1998. The ability of the Company to receive additional advances on its warehouse lines of credit and to secure new financing sources is dependent upon compliance with loan covenants and other factors. Failure to meet any loan covenant requirements may have a material adverse effect on the ability of the Company to obtain new sources of financing and expand its operations.

     SUBSTANTIAL LOSSES AND EFFECT OF DISCONTINUANCE OF CAR MART OPERATIONS. During the fiscal years ended December 31, 1995, 1996, and 1997, the Company sustained losses of $1,341,095, $7,685,665, and $9,355,000, respectively. Of this amount, approximately $1,878,498 and $301,451 in 1995 and 1996, respectively, was in connection with discontinued operations relating to the Car Mart retail used car lots. For the same periods, income (loss) from continuing operations was $537,403 and $(2,471,424), respectively. The Car Mart retail used vehicle operations were closed effective May 31, 1996. In 1995, the Car Mart operations generated approximately 23% of the Contracts financed by the Company. However, competition in the retail used car market resulted in reduced sale prices and, accordingly, lower margins on used car sales. In addition, the default rate with respect to certain Car Mart Contracts was higher than the default rate with respect to Contracts purchased from the Dealer Network.

     Management determined that the Company's best interests would be served by concentrating on its core business of acquiring and servicing sub-prime Contracts purchased from its Dealer Network and from portfolio purchases. Operating expenses were approximately 12% of average gross receivables for fiscal 1995 and increased to approximately 17% of average gross receivables for fiscal 1996. For fiscal 1997, operating expenses were approximately 16% of average gross receivables. During 1995, the Company expanded its staff and other services to support increased Contract acquisitions and to service its growing Contract portfolio. However, factors, including, but not limited to, termination of the Car Mart operations reduced the volume of Contracts acquired by the Company in late 1996 and the entire year of 1997.

     In the latter part of 1996, and for the entire year of 1997, the Company's policy of acquiring loans through its Dealer Network, which meet its credit criteria and provide acceptable risk adjusted yields based upon the Company's scoring and risk models, reduced substantially the number and amount of new loans purchased by the Company during these periods. The difficulty in acquiring loans was further exacerbated by intense competition in the industry that drove down yields for higher-quality Contracts to levels which were unacceptable to the Company. At the same time the Company was developing the infrastructure and platform to underwrite, service, and collect a substantially greater portfolio of contracts. The interest spread from the Company's approximately $75 million loan balance at December 31, 1997, was not sufficient to cover costs of doing business. As a result of portfolio purchases in late 1997 and 1998 totaling approximately $100 million, the Company increased its loan portfolio significantly. These portfolio purchases, together with the Company's ongoing auto loan purchases, will result in a significant increase in interest income and have a positive impact on earnings for 1998.

     COST OF CAPITAL AND INTEREST RATE RISKS. A substantial part of the Company's operating revenues are derived from the spread between the interest income it collects on its contracts and the interest expense it pays on borrowings incurred to purchase and retain such contracts. As of December 31, 1996 and 1997, the Company's interest expense as a percentage of revenues was 35.1% and 44.9%, respectively. Net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 12.3% in 1996 to 8.7% in 1997. The Company's capacity to generate earnings on its portfolio of contracts is dependent upon its ability to maintain a sufficient margin between its fixed portfolio yield and its floating or fixed cost of funds. In addition, losses from Contract defaults reduce the Company's margins and profits. In the event interest rates increase due to economic conditions or other reasons, resulting in an increase in the cost of borrowed capital, it is likely that the Company's spread will be reduced since the rates charged on the majority of its Contracts are already at the legal limits. If defaults on outstanding Contracts increase resulting in larger credit losses, the availability of outside financing (i) may diminish and (ii) may become more costly due to higher interest rates or fees. Either of these events could have an adverse effect on the Company.

     RELIANCE ON SECURITIZATIONS. The Company relies significantly on periodically financing Contracts through asset-backed securitizations. Proceeds from securitizations are used to repay warehouse borrowings, thereby making such facilities available for additional warehouse financing.

     The  Company's  ability  to access such securitizations depends upon many factors, certain of which are beyond the Company's control. These factors among other things include delays in completing transactions, willingness of investors to buy automobile-backed paper, rating agencies providing investment grade ratings and the ability to obtain credit enhancement provide by monoline assurance companies. If the Company were unable to securitize its finance contracts, and did not have sufficient credit available under its warehouse lines it may impact its liquidity and ability to grow.

     RISK OF LENDING TO HIGHER-RISK BORROWERS. The market targeted by the Company for financing of the purchase of vehicles consists of individuals with low income levels and/or adverse credit histories but who fit within the underwriting parameters established by the Company indicating a probability that the borrower is a reasonable credit risk. The benefit to the Company is that higher-risk borrowers are not able to obtain credit from traditional financing sources and hence are willing to pay a relatively high annual percentage rate of interest. The risk to the Company is that the default rate for such borrowers is relatively high. Contracts which, according to the Company's model pose a higher risk of default, will be acquired only if they have a relatively high contract rate of interest and/or are purchased at a relatively high discount from face value in order to compensate for the increased risk.

     ADVERSE ECONOMIC CHANGES MAY INCREASE DELINQUENCIES. The majority of the individuals who purchase automobiles financed by the Company and other sub-prime finance companies are hourly wage earners with little or no cash reserves. In most cases, the ability of such individuals to meet their required semi-weekly or monthly payment on their installment contract is completely dependent upon continued employment. Job losses generally will result in defaults on their consumer debt, including their contracts with the Company. An economic downturn or prolonged economic recession resulting in local, regional or national unemployment could cause a large increase in delinquencies, defaults and charge-offs. If this would occur, the Company's cash reserves and allowance for losses may not be sufficient to support current levels of operations if the downturn or recession were for a sustained period of time. Decreases in sales of vehicles as a result of a weakness in the economy or for other reasons may have an adverse affect on the Company's business and that of the Dealers from which it purchases Contracts.

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

     POTENTIAL INADEQUACY OF LOAN LOSS RESERVES. The Company maintains an allowance for credit losses to absorb anticipated losses from Contract defaults net of repossession recoveries. The allowance for credit losses has been established utilizing data obtained from the Company's risk models and is continually reviewed and adjusted in order to maintain the allowance at a level which, in the opinion of management and the Board of Directors, provides adequately for current and future losses that may develop in the present portfolio. However, since the risk model uses past history to predict the future, changes in national and regional economic conditions, borrower mix, competition for higher quality Contracts and other factors could result in actual losses differing from predicted losses.

     CHANGE IN ACCOUNTING PRINCIPLE. Effective October 1, 1996, the Company adopted a new methodology for reserving for and analyzing its loan losses. This accounting method is commonly referred to as static pooling. The static pooling reserve methodology allows the Company to stratify its Automobile Receivables portfolio, and the related components of its Allowance for Credit Losses (i.e. discounts, excess interest, charge offs and recoveries) into separate and identifiable quarterly pools. These quarterly pools, along with the Company's estimate of future principle losses and recoveries, are analyzed quarterly to determine the adequacy of the Allowance for Credit Losses. The method previously used by the Company to analyze the Allowance for Credit
Losses was based on the total Automobile Receivables portfolio. In management's opinion, the static pool reserve method provides a more sophisticated and comprehensive analysis of the adequacy of the Allowance for Credit Losses and is preferable to the method previously used. With the adoption of the static pooling reserve method, the Company increased its Allowance for Credit Losses by $4,912,790 in the fourth quarter of 1996. This amount was included in the Consolidated Statements of Operations under the caption "Cumulative effect of a change in accounting principle". In the fourth quarter of 1997, the Company increased its Allowance for Credit losses $3.6 million as a result of its static pooling reserve analysis.

     YEAR 2000 ISSUE. The "Year 2000" issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the Year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the Year 2000. This error could result in miscalculations or system failures.

     The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to ensure compliance. The Company is using both internal and external sources to identify, correct and reprogram, and test its systems for Year 2000 compliance. Because third party failures could have a material impact on the Company's ability to conduct business, confirmations are being requested from our processing vendors and suppliers to certify that plans are being developed to address the Year 2000 issue. The Company presently believes that, with modification to existing software and investment in new software, the Year 2000 problem will not pose significant operational concerns nor have a material impact on the financial position or results of operation in any given year. The total cost of modifications and conversions is not expected to be material and will be expensed as incurred.

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

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends largely on the efforts and abilities of senior management. The loss of the services of any of these individuals could have a material adverse effect on the Company's business. The Company maintains insurance policies in the amount of $2,000,000 each on the lives of Messrs. Ginsburg and Sandler for the purpose of funding the Company's obligation to purchase shares of its common stock beneficially owned by either of them upon death (the "Buy-Sell Agreement"). The purchase obligation is limited to the insurance proceeds. The purchase price is the greater of book value or 80% of the average closing price of the Class A Common Stock for the 30 consecutive trading days commencing 45 trading days before the death of the insured. At December 31, 1997, the book value of the stock was approximately $1.01 per share, while the closing price of the stock on December 31, 1997, was $0.75 per share. As of that date, the Company's purchase obligation would have been less than $2,000,000 with respect to each of Messrs. Ginsburg and Sandler. Any excess insurance proceeds will be used for general corporate purposes, including replacement of the decedent. During the term of the Option Agreement noted in "Voting Power of Class A and Class B Common Stock" below, the parties to the Buy-Sell Agreement have agreed that the purchase rights and obligations under the Option Agremeent, also noted below, shall supersede the purchase and right of first refusal provisions contained in the Buy-Sell Agreement during the terms of the Option Agreement.
     The Company also maintains a traveler's accidental death policy on the lives of Messrs. Ginsburg and Sandler in the amount of $1,000,000 each. The Company otherwise does not maintain key-man insurance upon the lives of its executive officers.

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

     EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. For the respective terms of the warrants and the options granted by the Company pursuant to the Company's stock option plans, the holders thereof are given an opportunity to profit from a rise in the market price of the Company's Class A Common Stock, with a resulting dilution in the interests of the other shareholders. Further, the terms on which the Company may obtain additional financing during those periods may be adversely affected by the existence of such securities. The holders of such securities may be expected to exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on more favorable terms.

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

     NASDAQ MAINTENANCE REQUIREMENTS. Commencing February 23, 1998, the requirements for continued trading of securities on the NASDAQ National Market and on the NASDAQ Small Cap Market were changed to include requirements that
(i) the minimum bid price for common stock must be $1.00 or more per share, and (ii) the market value of the public float must be $5 million or more for a National Market security and $1 million or more for a Small Cap Market security. If a deficiency exists for a period of 30 consecutive business days, NASDAQ is required to promptly notify the issuer, which will have a period of 90 calendar days from such notification to achieve compliance. Compliance can be achieved by meeting the applicable standard for a minimum of ten consecutive business days during the 90-day compliance period.

     The Company's Class A Common Stock is presently traded on the NASDAQ National Market. The bid price of the Class A Common Stock has been less than $1.00 per share since mid-December 1997. By letter dated Februay 27, 1998, NASDAQ advised the Company that it was not in compliance with the new market value of public float and bid price requirements and that the Company has until May 28, 1998, to meet these requirements. Should the bid price of the Class A Common Stock fail to reach $1.00 per share for ten consecutive trading days by that date, then the Company will not meet the minimum bid price requirements for either the National Market or the Small Cap Market and its Class A Common Stock could be delisted from NASDAQ. In that event, the Class A Common Stock probably would trade on the OTC Bulletin Board. Stocks which trade on the OTC Bulletin Board generally are much less liquid than those traded on certain other markets. In addition, stocks traded on the National Market enjoy certain other benefits described below.

     "Public float" is defined as outstanding shares other than those held by officers, directors and beneficial owners of more than ten percent of the total shares outstanding. From February 23, 1998 to March 30, 1998, the lowest number of shares comprising the Company's public float has consisted of approximately 5,677,109 shares of Class A Common Stock. To meet the National Market requirement of $5 million in public float, the market price would have to be approximately $.88 per share and to meet the Small Cap Market requirement of $1 million in public float, the market price would have to be approximately $.18 per share. Since February 22, 1998, the market value of the public float has been less than $5 million, but greater than $1 million. If the minimum bid price requirement is satisfied, the Company will meet the public float requirement for the National Market. National Market securities qualify for secondary trading exemptions in many states and states are precluded from review of offerings of National Market securities. Small Cap Market securities do not have these benefits.

     Should the Company fail to timely meet NASDAQ's requirements, then NASDAQ will issue a delisting letter, which will identify the review procedures available to the Company. The Company may request review at that time, which will generally stay delisting.

     Management is considering various solutions, including a reverse stock split and/or the sale of additional shares of Class A Common Stock to persons other than officers, directors or more than 10% stockholders, both of which could require shareholder approval. No assurance can be given, however, that the Company will be able to maintain the listing of the Class A Common Stock on either the NASDAQ National Market or the NASDAQ Small Cap Market.

     VOTING POWER OF CLASS A AND CLASS B COMMON STOCK. As of December 31, 1997, 1,273,715 shares of Class B Common Stock were issued and outstanding.
These shares are held by Messrs. Ginsburg and Sandler and by another individual. They are identical in all respects to the Class A Common Stock except that the Class B Common Stock has three votes per share while the Class A Common Stock has one vote per share. The Class B Common Stock automatically converts into Class A Common Stock on a share-for-share basis upon transfer (excluding certain transfers for estate planning purposes) or upon death of the holder. As of December 31, 1997, holders of the Class A Common Stock owned approximately 85% of the aggregate issued and outstanding shares of Class A and Class B Common Stock, but had the power to cast approximately 65.3% of the combined votes of both classes.

     On or about December 4, 1997, Consumer Finance Holdings, Inc. ("CFH") and Morris Ginsburg, the Company's President, Sandler Family Partners, Ltd., and Irwin L. Sandler, the Company's Executive Vice President, (collectively the "Shareholders") entered into an Option Agreement effective as of that date. CFH is a wholly-owned subsidiary of Pacific USA Holdings Corp. ("Pacific USA"). Pursuant to the Option Agreement, the Shareholders granted a three-year option to CFH (the "Call Option") to purchase all, but not less than all, of the 830,000 shares of Class B Common Stock owned by the Shareholders (the "Option Shares") at a purchase price of $4.00 per share. Concurrently, CFH granted to each Shareholder a three-year option (the "Put Option") to sell that portion of the Option Shares held by each Shareholder at a price of $4.00 per share. The Put Option is exercisable with respect to 50% of the Option Shares during the 30-day period following the second anniversary of the effective date and 50% during the 30-day period following the third anniversary of the effective date. The Call Option and Put Option both expire on the third anniversary date of the effective date, or on December 4, 2000. In the event that CFH or any of its affiliates exercises the Call Option, and within 180 days after closing thereof, sells or agrees to sell any portion of the Option Shares to a person who is not an affiliate of CFH for a price greater than $4.00 per share, the seller shall be obligated to pay the Shareholders 50% of such excess. The Shareholders agreed not to pledge, sell or otherwise transfer the Option Shares at any time during the term of the Call Option except to the extent of exercise of the Put Option. The obligation of CFH under the Put Option is secured by funds in a segregated bank account.

     Pursuant to the Option Agreement, each Shareholder granted CFH the right to vote all Option Shares and to direct the exercise of all consensual or other voting rights with respect to any additional shares of the Company's capital stock as to which any Shareholder holds a proxy granted by a third party, subject to any fiduciary duty owed to the grantor of any such proxy. The Shareholders retain all other incidents of ownership with respect to the Option Shares, including, but not limited to, the right to receive dividends.

     The Option Agreement further provides that CFH shall vote or cause to be voted shares of the Company's capital stock, including the Option Shares, to maintain Messrs. Ginsburg and Sandler as directors of the Company. The Shareholders agree to use their best efforts to provide CFH with the right to designate four directors to the Company's board or such larger number as shall then be sufficient to provide CFH with effective control of the board. As of the date hereof, the board consists of four members.

     On March 4, 1998, the Company held a special meeting of its shareholders to consider and vote upon the proposals set forth in the Company's Proxy Statement dated February 3, 1998. The following proposals were approved:

1. The issuance of (i) 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1, (ii) 811,152 shares of the Company's Class A Common Stock and (iii) a presently unknown number of shares of Class A Common Stock, the issuance of which is contingent upon future operations, to NAFCO Holding Company LLC, Advantage Funding Group, Inc., and/or Pacific Southwest Bank, or their respective designees, all of which are subsidiaries of Pacific USA Holdings Corp. ("Pacific USA"), as partial consideration for certain of the transactions under the Amended and Restated Asset Purchase Agreement among the Company, Pacific USA and those and other of its affiliates dated January 8, 1998.

2. An amendment to the Company's Articles of Incorporation (i) increasing the number of authorized shares of Class A Common Stock to 30,000,000 shares, and (ii) increasing the number of authorized shares of Preferred Stock to 10,000,000 shares having such preferences, limitations and relative rights as may be determined by the Company's board of directors.

     Pacific USA was the record owner of 1,500,000 shares of Class A Common Stock as of December 31, 1997. As a result of the Option Agreement, it was granted the power to vote the 830,000 shares of Class B Common Stock owned by the Shareholders and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Also, as a result of the Asset Purchase Agreement dated January 8, 1998, Pacific USA was issued 811,152 shares of the Company's Class A Common Stock. As of the date of this report, 8,014,631 shares of Class A Common Stock are issued and outstanding and 1,273,715 shares of Class B Common Stock are issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock vote together as one class.
Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 38.6% of the Company's outstanding voting stock. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA. Currently, Pacific USA has control of 51.8% of the voting power.

     EFFECT OF ISSUANCE OF PREFERRED STOCK. As a result of the Asset Purchase Agreement dated January 8, 1998, the Company is authorized to issue up to 10,000,000 shares of preferred stock, no par value and did issue 2,433,457 shares of Cumulative Convertible Preferred Stock, Series 1998-1(the "Preferred Stock") to affiliates of Pacific USA.

     So long as not less than 1,500,000 shares of Preferred Stock are issued and outstanding, the holders of the Preferred Stock, voting separately as a class, are entitled to elect one member of the Company's board of directors. Holders of the Preferred Stock otherwise have no voting rights except as may be required by the laws of the State of Colorado and except with respect to any amendment to the Company's Articles of Incorporation which would change any of the rights or preferences enjoyed by such stock. Any corporate action that requires a vote of the holders of the Preferred Stock of the class shall be deemed to have been approved upon the affirmative vote by the holders of a majority of the issued and outstanding Preferred Stock unless a higher voting requirement is imposed by Colorado law.

     The holders of the Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of any funds of the Company legally available for that purpose, cumulative dividends from the date of issuance at the rate of 8% ($.16) per share of Preferred Stock per year, payable quarterly in shares of the Company's Preferred Stock valued at $2.00 per share (or in cash if no preferred shares are available for that purpose). Dividends on the Preferred Stock are cumulative whether or not the Company is legally able to pay such dividends in whole or in part. No dividends (other than those payable solely in common stock) may be paid with respect to the common stock of the Company unless all accumulated and unpaid dividends on the Preferred Stock shall have been declared and paid.

     The Preferred Stock may be converted in whole or in part at any time and from time to time into shares of Class A Common Stock at the rate of one share of Class A Common Stock for each two shares of Preferred Stock so converted (the "Conversion Ratio"). In the event the closing price of the Class A Common Stock on the NASDAQ Stock Market shall equal or exceed $6.00 per share on each trading day during any period of 60 consecutive calendar days, all of the Preferred Stock shall be automatically converted into shares of Class A Common Stock at the Conversion Ratio. The Conversion Ratio shall be proportionately adjusted as appropriate to reflect the effect of stock splits or combinations.

     Upon liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock then issued and outstanding shall be entitled to receive an amount equal to $2.00 per share of Preferred Stock plus any accumulated but unpaid dividends before any payment or distribution of the assets of the Company is made to or set apart for the holders of Common Stock.

     Any additional issuances of preferred stock could affect the rights of the holders of Class A Common Stock and therefore reduce its value. The preferred stock may be issued in one or more series, the terms of which will be determined at the time of issuance by the Board of Directors without any requirement for shareholder approval. Such rights may include voting rights, preferences as to dividends and upon liquidation, conversion and redemption rights and mandatory redemption provisions pursuant to sinking funds or otherwise. Rights could be granted to holders of preferred stock hereafter issued which could reduce the attractiveness of the Company as a potential takeover target or make the removal of management of the Company more difficult or adversely impact the rights of holders of Class A Common Stock. The Company has no plans for the issuance of any additional preferred stock.

     EFFECT OF CONVERTIBLE SECURITIES, OPTIONS, WARRANTS AND OTHER RIGHTS TO PURCHASE. As of March 30, 1998, the Company had issued, or had agreed to issue, options, warrants and other rights for the purchase of up to 1,809,000 shares of Class A Common Stock at exercise prices ranging from $0.53 to $6.63 per share. In addition, the Company has issued convertible securities and options to purchase convertible securities for 4,133,394 shares of Class A Common Stock at conversion prices ranging from $3.00 to $4.00 per share. The shares of Class A Common Stock underlying these securities (the "Underlying Shares") will be, when issued, "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, and, unless registered for public sale, subject to a one-year holding period. However, in many cases, the Company has either registered the Underlying Shares, as with employee stock options, or has agreed to register the Underlying Shares upon the demand of the holder. Additionally, the Company has agreed to give the holders "piggy back" registration rights with respect to their Underlying Shares which, if available, would allow registration of the Underlying Shares for public sale. Upon effectiveness of a registration statement, the shares of stock covered thereby can be sold immediately.

     As of March 30, 1998, 8,014,631 shares of Class A common Stock and 1,273,715 shares of Class B Common Stock (convertible on a one-for-one basis into shares of Class A Common Stock) were issued and outstanding. The options, warrants, other rights and convertible securities described above cover an aggregate of approximately 5,942,394 shares of Class A Common Stock. Any significant exercise or conversion of these securities could substantially dilute the voting power of the then outstanding Class A Common Stock, and could result in dilution to earnings and book value per share.

     In addition, the trading market for Class A Common Stock is relatively thin. The average weekly trading volume for 1997 was approximately 134,000 shares. Thus, any significant sales of the Underlying Shares could adversely affec the market price of the Class A Common Stock.

     ABILITY OF THE COMPANY TO IMPLEMENT ITS BUSINESS STRATEGY. In order to implement its business strategy as set for in the business section of this Form 10-KSB, the Company must be able to accomplish the following: (1) Expand the number of dealerships in its Dealer Network; (2) Increase its number of sales representatives and the number of deals acquired per representative; (3) Increase the volume of contracts acquired from its Dealer Network; (4)
Maintain and increase its warehouse facilities for financing Contracts purchased; (5) Execute efficient and cost effective securitizations; (6) Hire, train and retain employees skilled in areas of credit, collections, and recoveries; and (7) Compete successfully with other companies in the sub-prime auto finance industry. The Company's failure to accomplish some or all of these factors may have an adverse effect on the implementation of its business strategy, which may adversely effect its results of operations and financial condition.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
          MONACO  FINANCE,  INC.
          (Registrant)

March  31,  1998          By   /s/  Morris  Ginsburg
                                ---------------------
                               Morris  Ginsburg,  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March  31,  1998          /s/  Morris  Ginsburg
                          ---------------------
                          Morris  Ginsburg,  President,
                          Chief  Executive  Officer  and
                          Director

March  31,  1998          /s/  Irwin  L.  Sandler
                          -----------------------
                          Irwin  L.  Sandler
                          Executive  Vice  President,
                          Secretary/Treasurer  and
                          Director

March  31,  1998          /s/  Brian  M.  O'Meara
                          -----------------------
                          Brian  M.  O'Meara,
                          Director

March  31,  1998          /s/  David  M.  Ickovic
                          -----------------------
                          David  M.  Ickovic,
                          Director

March  31,  1998          /s/  Michael  Feinstein
                          -----------------------
                          Michael  Feinstein,
                          Senior  Vice  President,
                          Chief  Financial  Officer