Form 10KSB/A
period 1997-12-31
MONACO FINANCE INC
filed 1998-04-30
CIK 865830

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

(Mark  One)
 X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
--
OF  1934.
For  the  fiscal  year  ended  DECEMBER  31,  1997

                                      OR

___     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934.
For  the  transition  period  from  _______________________  to
______________________

                        Commission file number 0-18819

                             MONACO FINANCE, INC.
                             --------------------
                (Name of small business issuer in its charter)

               Colorado               84-1088131
               --------               ----------
(State or other jurisdiction of          (IRS
incorporation or organization)          Employer
                                   Identification No.)

370  17th  Street,  Suite  5060
Denver, Colorado                                     80202
----------------                                   ----------
(Address of principal executive offices)           (Zip Code)

Issuer's  telephone  number:          (303)  592-9411


        SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                       Name of Each Exchange
Title of Each Class     on Which Registered
-------------------     -------------------

       None
-------------------     -------------------

-------------------     -------------------

        SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     Class A Common Stock, $.01 Par Value
                  -------------------------------------------
                                Title of Class

     Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [X]          Yes                    [      ]          No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB  or  any  amendment  to  this  Form  10-KSB.  [        ]

     State  issuer's  revenues for its most recent fiscal year.   $12,638,907.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

             As of February 27, 1998:    Approximately $4,716,540.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 30, 1998, there were 8,014,631 shares of Class A Common Stock, $.01 par value and 1,273,715 shares of Class B Common Stock, $.01 par value, outstanding.

Transitional  Small  Business Disclosure Format:    [   ]  Yes         [X]  No

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

Total  number  of  pages:    21

PART  III

ITEM  9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE  WITH  THE  SECTION  16(A)  OF  THE  EXCHANGE  ACT.


     The  executive  officers  and  directors  of  the  Company  are  as  follows:


Name . . . . . . . . . . . . . . . . . . . . . . . . . .  Age  Position
--------------------------------------------------------  ---  -------------------------------------------------
Morris Ginsburg. . . . . . . . . . . . . . . . . . . . .   67  Chairman of the Board, President, Chief Executive
     Officer, Principal Financial and Accounting Officer
     and Director
Irwin L. Sandler . . . . . . . . . . . . . . . . . . . .   52  Executive Vice President, Secretary/Treasurer
     and Director
Bill C. Bradley. . . . . . . . . . . . . . . . . . . . .   66  Director
John R. Sloan. . . . . . . . . . . . . . . . . . . . . .   50  Director
Bobby L. Hashaway. . . . . . . . . . . . . . . . . . . .   43  Director
Robert D. Womack . . . . . . . . . . . . . . . . . . . .   55  Director
William P. Clark, Jr.. . . . . . . . . . . . . . . . . .   62  Director
Leonard M. Snyder. . . . . . . . . . . . . . . . . . . .   50  Director
Vann R. Martin . . . . . . . . . . . . . . . . . . . . .   43  Senior Vice President
Mark Gengozian . . . . . . . . . . . . . . . . . . . . .   46  Vice President



     There are no family relationships among any of the executive officers or directors of the Company. Pursuant to the Option Agreement (see "Item 12. Certain Relationships and Related Transactions - Pacific USA Transactions - Change in Voting Control"), (i) Consumer Finance Holdings, Inc. ("CFH"), a wholly-owned subsidiary of Pacific USA Holdings Corp. ("Pacific USA"), agreed to vote or cause to be voted certain shares of the Company's capital stock, including the Option Shares (as defined in the Option Agreement), to maintain Messrs. Ginsburg and Sandler as directors of the Company, and (ii) Messrs. Ginsburg and Sandler agreed to use their best efforts to provide CFH with the right to designate four directors to the Company's board or such larger number as shall then be sufficient to provide CFH with effective control of the board. In addition, so long as not less than 1,500,000 shares of Preferred Stock are issued and outstanding, holders of the Preferred Stock have the right to elect one director of the Company. As of the date hereof, the board consists of eight members, four of which have been appointed by CFH (Messrs. Bradley, Sloan, Hashaway and Womack). Mr. Clark has been appointed by First CF Corp., an indirect wholly-owned subsidiary of Pacific USA and the record owner of all of the Preferred Stock.

     Morris Ginsburg - Mr. Ginsburg, a co-founder of the Company, has been Chairman of the Board, President and Chief Executive Officer of the Company since June 1, 1988. From 1955 to 1979, Mr. Ginsburg was chairman of the board, president, chief executive officer and owner of Bluhill American, a producer of condiments for the food service industry. Mr. Ginsburg sold Bluhill to the Kellogg Company in 1979 and served as a director of Fearn International, a division of Kellogg, from 1979 through 1983. In 1983, Mr. Ginsburg repurchased Bluhill from Kellogg and shortly thereafter resold it to Dean Foods. In 1981, Mr. Ginsburg formed Container Industries, Inc., a food container company in Denver, Colorado for which he serves as chairman of the board. Since 1984, Mr. Ginsburg has been president, chief executive officer and owner of Ginsburg Investments, an asset lending company.

     Irwin L. Sandler - Mr. Sandler, a co-founder of the Company, has been Executive Vice President of the Company since April 1, 1993, and Senior Vice President, Secretary, Treasurer and a Director of the Company since June 1, 1988. Since 1972, Mr. Sandler has been in the private practice of law in Denver, Colorado emphasizing securities, corporate, contract and general business law. From 1982 through 1985, Mr. Sandler served as president and a director of a publicly held company engaged in both oil and gas exploration and the investment banking business.

     Bill C. Bradley - Mr. Bradley has been a Director of the Company since April 1998. He has been the chief executive officer and a director of Pacific USA Holdings Corp. since 1991 and is responsible for developing its investment and operating strategies and plans. From 1968 to 1991 he was a partner of KPMG Peat Marwick where he served on its board of directors. From 1980 to 1991 he was responsible for its management consulting practice in the southwest region of the United States.

     John R. Sloan - Mr. Sloan has been a Director of the Company since April 1998. He joined Pacific USA Holdings Corp. in October 1997 as its chief operating officer From 1993 to 1997, Mr. Sloan served as president and chief executive officer of J. Sloan & Co., a venture capital firm he founded to invest in developmental stage companies. From 1989 to January 1995, Mr. Sloan was a director of Lamonts Apparel, Inc., a public company engaged in the retail clothing business. In January 1995, Lamonts filed a voluntary petition under Chapter 11 of the Bankruptcy Code and its plan of reorganization became effective in January 1998. He served as president and chief executive officer of The Thompson Company from 1978 to 1992. The Thompson Company is a private investment company engaged in leveraged buyouts, real estate and venture capital investments. Mr. Sloan is a certified public accountant.

     Bobby L. Hashaway - Mr. Hashaway has been a Director of the Company since April 1998. Since 1992, he has been the executive vice president and chief financial officer of Pacific Southwest Bank. From 1975 to 1992, he was associated with Bank One, Texas, N.A., Dallas, Texas, with the final position held being that of senior vice president - corporate planning. Mr. Hashaway is a certified public accountant.

     Robert D. Womack - Mr. Womack has been a Director of the Company since April 1998. Since 1996, he has been the executive vice president and chief financial officer of Pacific Consumer Funding, LLC ("PCF"), a company owned by Pacific Southwest Bank and Stone Pine Pacific, LLC, and engaged in the business of acquisitions, strategic investments and financing for companies providing credit in the sub-prime finance markets. From 1990 to 1995, Mr. Womack held several executive positions with American General Corporation, Houston, Texas, a diversified financial services company. From 1971 to 1978 and again from 1987 to 1990, he was associated with KPMG Peat Marwick LLP, in areas including tax consulting for mergers, acquisitions and cross-border transactions. Mr. Womack is a certified public accountant.

     William P. Clark, Jr. - Mr. Clark has been a Director of the Company since April 1998 and has been a director of Pacific Southwest Bank since 1993. Since 1974, he has been the president, chief executive officer, a director and a majority shareholder of Lockhart Motor Company, which owns and operates a Ford-Lincoln-Mercury dealership in Lockhart, Texas. In 1992 and 1993 he served on the board of directors of the Texas Automobile Dealers Association. From 1969 to 1989 he served on the board of directors of Lockhart State Bank. Mr. Clark is active in numerous civic and community service associations.

     Leonard M. Snyder - Mr. Snyder has been a Director of the Company since April 1998. Since 1995, Mr. Snyder has engaged in marketing, management and financial consulting. From 1987 to October 1994, he was chairman of the board and chief executive officer of Lamonts Apparel, Inc., a public company engaged in the chain store apparel business. In January 1995, Lamonts filed a voluntary petition under Chapter 11 of the Bankruptcy Code and its plan of reorganization became effective in January 1998. Since April, 1998, Mr. Snyder has been a director of One Price Clothing Stores, Inc., a public company engaged in the women's retail clothing business. From 1979 to 1987 he was employed by Allied Stores Corporation, a department store chain. The final position he held with Allied was that of corporate vice president and executive group manager for all Midwestern United States stores. Mr. Snyder received a master's degree in business administration in 1973 and a bachelor's degree in marketing in 1969 from the University of Arizona.

     Vann R. Martin - Mr. Martin has been Senior Vice President of the Company since February 1998. From August 1997 to February 1998, he served as Executive Vice President of Marketing and Operations for Search Financial Services, Inc. From 1984 to February 1998, he was involved with a program which provided automobile financing for marginal risk customers From 1984 through 1993, the program was owned and operated by First Jackson Savings Bank of Jackson, Mississippi, where the last position held by Mr. Martin was Senior Vice President. In 1993, the program was purchased by MS Financial, of which Mr. Martin became President and Chief Operating Officer. In July 1997, that company was acquired by Search Financial Services, Inc. From 1978 through 1984, Mr. Martin served in various financial and credit management positions with Capital Bank of Louisiana and Ford Motor Credit Company.

     Mark Gengozian - Mr. Gengozian has been Vice President, Information Systems Director of the Company since August 1995. His previous work experience as vice president, MIS Director and consultant include directing major systems conversions with Capital Associates International, Inc. (April 1990 to August 1995), US WEST Financial Services (January 1989 to April 1990), Citicorp, N.A. (July 1987 to January 1989), Security Pacific Leasing (July 1987 to January 1989) and Great Western Financial (July 1987 to January 1989). Mr. Gengozian's twenty-two years of experience encompass software, hardware, communications and network expertise on most computer systems.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Act") and the rules thereunder require the Company's executive officers and directors, and any persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of Forms 3, Forms 4 and Forms 5 received by it, or written representations from a reporting person that no Form 5 is required for that person, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent or more beneficial owners, were complied with.

BOARD  MEETINGS  AND  COMMITTEES

     During the fiscal year ended December 31, 1997, the Board of Directors held two meetings and took action by unanimous written consent on eight occasions. Significant matters were informally discussed among the directors before the consents were signed. During 1997, no incumbent director attended fewer than 75% of the aggregate of the total number of board meetings held while he was a director and the total number of committee meetings of which he was a member.

     The Board of Directors has appointed a Stock Option Committee and an Audit Committee but does not currently have standing nominating or compensation committees. The Company's executive committee, which has broad powers to act on behalf of the Company, consists of Messrs. Ginsburg and Sandler. The executive committee meets informally on a regular basis.

     The current members of the Stock Option Committee and the Audit Committee are Leonard M. Snyder and William P. Clark, Jr. The Stock Option Committee was established on June 30, 1992, and held no meetings in 1997. However, it took action by unanimous written consent on two occasions in 1997. The Stock Option Committee administers and interprets the Company's 1992 Stock Option Plan and has authority to determine which persons shall be granted options under the Company's 1992 Stock Option Plan and the terms and conditions of the stock options granted. The Audit Committee was recently established and has held no meetings. Previously, the full Board of Directors performed the functions of an audit committee.

ITEM  10.          EXECUTIVE  COMPENSATION.

     The following table sets forth certain information concerning cash compensation paid to the Company's Chief Executive Officer and any other executive officer whose total annual compensation exceeded $100,000 for the fiscal year ended December 31, 1997.


                                 SUMMARY COMPENSATION TABLE


                                             Long-Term
                                            Compensation
                                            ------------
                                 Annual
                              Compensation    Awards
                              ------------  -----------
                                                                                 Securities
                                                                  Other Annual   Underlying
Name and Principal Position       Year        Salary      Bonus   Compensation   Options (#)
----------------------------  ------------  -----------  -------  -------------  -----------
Morris Ginsburg. . . . . . .          1997  $   208,086  $ 6,317  $       8,104   112,500(1)
President and. . . . . . . .          1996  $   200,000  $37,891  $       8,750    50,000(1)
Chief Executive Officer. . .          1995  $   200,000  $37,891  $       6,790         0

Irwin L. Sandler . . . . . .          1997  $   160,330  $ 4,737  $      10,134   112,500(1)
Executive Vice President,. .          1996  $   150,000  $27,410  $      10,632    50,000(1)
Secretary and Treasurer. . .          1995  $   150,000  $28,418  $       9,373         0

Michael Feinstein(2) . . . .          1997  $   100,000  $ 2,499  $       5,711    50,000(1)
Senior Vice President. . . .          1996  $   100,000  $14,993  $       7,579    10,000(1)
Chief Financial Officer. . .          1995  $    48,333  $     0  $           0         0

Mark Gengozian . . . . . . .          1997  $   105,500  $ 1,222  $       2,000    80,000(1)
Vice President . . . . . . .          1996  $    96,875  $ 9,045  $           0    15,000(1)
                                      1995  $    36,939  $     0  $           0         0
_____________________

     (1)          Options  to  purchase  Class  A  Common  Stock  of  the  Company.
     (2)          Mr.  Feinstein  is no longer employed by the Company effective April 1998.

     The Company granted the following stock options to its named executive officers during the fiscal year ended December 31, 1997:


                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              (INDIVIDUAL GRANTS)


                                                                     Percent of
                                                      Number of      Total
                                                      Securities     Options/SARs
                                                      Underlying     Granted to
                                                      Options/SARs   Employees in   Exercise   Expiration
Name . . . . . . . . . . . . . . . . . . . . . . . .  Granted (#)    Fiscal Year    Price      Date
----------------------------------------------------  -------------  -------------  ---------  ---------------
Morris Ginsburg, . . . . . . . . . . . . . . . . . .        112,500            16%  $   0.531  August 25, 2007
President and Chief Executive Officer
Irwin L. Sandler,. . . . . . . . . . . . . . . . . .        112,500            16%  $   0.531  August 25, 2007
Executive Vice President, Secretary and Treasurer
Michael Feinstein, . . . . . . . . . . . . . . . . .         50,000             7%  $   0.531  August 25, 2007
Senior Vice President and Chief Financial Officer(1)
Mark Gengozian,. . . . . . . . . . . . . . . . . . .         80,000            12%  $   0.531  August 25, 2007
Vice President
_____________________

     (1)          Mr.  Feinstein  is  no  longer  employed  by  the  Company  effective  April  1998.



     The following table sets forth the individual stock option exercises by the named executive officers in and during the fiscal year ended December 31, 1997, and the stock option values at the end of such fiscal year.



                                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                               AND FISCAL YEAR END OPTION VALUES


                                                                           Number of                 Value of Unexercised
                                                                      Unexercised Options            In-The-Money Options
                                                                          at FY-End (#)                  at FY-End ($)
                                                                      --------------------        ----------------------------
                        Shares
                        Acquired on           Value
Name . . . . . . . . .  Exercise (#)          Realized ($)            Exercisable  Unexercisable  Exercisable   Unexercisable
----------------------  --------------------  ----------------------  -----------  -------------  ------------  --------------
Morris Ginsburg. . . .                     0  $                    0      281,250         56,250  $     12,319  $       12,319
Irwin L. Sandler . . .                     0  $                    0      281,250         56,250  $     12,319  $       12,319
Mark Gengozian . . . .                   100  $                  113       54,900         40,000  $      8,738  $        8,760
Michael Feinstein(1) .                     0  $                    0       26,667         33,333  $      3,650  $        7,300
_____________________


     (1)          Mr.  Feinstein  is  no  longer  employed  by  the  Company  effective  April  1998.



     The Company's executive compensation is currently not affected by the limitations on the deductibility of executive compensation amounts in excess of $1,000,000 imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). However, in the future the Company intends to take any actions it deems necessary with respect to executive compensation in consideration of Section 162(m) of the Code.

EMPLOYMENT  AGREEMENTS

     On December 4, 1997, the Company entered into Executive Employment Agreements with Messrs. Ginsburg and Sandler (the "Executives") whereby Mr. Ginsburg is employed as president and chairman of the board and Mr. Sandler is employed as executive vice president. He also presently serves as corporate secretary and treasurer. The employment agreements each have a term of three years, beginning December 4, 1997. The employment agreements provide for annual base salaries for Messrs. Ginsburg and Sandler of $310,000 and $290,000, respectively, and the same fringe benefits as are provided to other executive level employees from time to time. Benefits include, without limitation, the right to participate in stock option grants.

     The employment agreements contain confidentiality, non-competition and non-solicitation covenants by the Executives which apply for a period of two years following expiration of the Executive's employment for any reason other than death. As consideration for these covenants, the Company agreed to pay each Executive the sum of $300,000 in two equal installments without interest, with the first installment due on the first anniversary date of the commencement of the two-year period and the second installment due on the second anniversary date thereof.

DIRECTOR  COMPENSATION

     Directors are currently not paid fees for attending meetings of the Board of Directors or committees thereof. However, they are reimbursed for actual travel and other expenses incurred in attending such meetings. The Company intends to compensate outside directors for attendance at board and committee meetings in the form of cash and/or stock options, awards, appreciation rights or other equity incentives or compensation. As of the date hereof, the amount or method of determining any such compensation has not been established.

     As members of the Stock Option Committee, Messrs. Snyder and Clark will be eligible to participate in the Company's 1992 Stock Option Plan. The Company's 1992 Stock Option Plan provides that options for the purchase of 5,000 shares of Class A Common Stock shall be granted automatically each year immediately following the annual meeting of the Company's shareholders to each director who is a member of the Stock Option Committee on such date. The options shall be fully exercisable six months following the date of grant and shall be exercisable for ten years after the date of grant. The exercise price of such options shall equal the closing bid price of the stock as quoted on the Nasdaq Stock Market on the date of grant.

ITEM  11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of April 16, 1998, with respect to the beneficial ownership of shares of Class A Common Stock and Class B Common Stock of the Company by (a) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Class A and Class B Common Stock; (b) each executive officer and director; and
(c) all executive officers and directors as a group. Except as noted below, each person has sole voting and investment power over the shares indicated:






                                                      AMOUNT AND NATURE OF                 % OF COMMON STOCK
NAME AND ADDRESS                                     BENEFICIAL OWNERSHIP(1)                    OWNERSHIP        % OF VOTING POWER
OF BENEFICIAL OWNER                             CLASS A               CLASS B           COMBINED(2)      CLASS B      COMBINED(3)
----------------------------------------  ---------------------  ------------------  ------------------  --------    -------------
Morris Ginsburg. . . . . . . . . . . . .             283,950(4)          580,000(5)                9.0%     45.5%             *(6)
  370 17th Street
  Denver, CO  80202
Irwin L. Sandler . . . . . . . . . . . .             283,320(7)          250,000(5)                5.6%     19.6%             *(6)
  370 17th Street
  Denver, CO  80202
Bill C. Bradley. . . . . . . . . . . . .           3,527,881(8)        1,273,715(8)               45.7%    100.0%            51.8%
  5999 Summerside Dr., Suite 112
  Dallas, TX 75252
John R. Sloan. . . . . . . . . . . . . .                     --                  --                  --        --               --
  5999 Summerside Dr., Suite 112
  Dallas, TX 75252
Bobby L. Hashaway. . . . . . . . . . . .           2,027,881(9)                 --                19.3%        -              6.9%
  18524 Bay Pines Lane
  Dallas, TX 75287
Robert D. Womack . . . . . . . . . . . .                     --                  --                  --        --               --
  17103 Preston Road, Suite 100
  Dallas, TX 75248
William P. Clark, Jr.. . . . . . . . . .          2,027,881(10)                 --                19.3%        -              6.9%
  P.O. Box 208
  Lockhart, TX 78644
Leonard M. Snyder. . . . . . . . . . . .                     --                  --                  --        --               --
  6260 N. Desert Moon Loop
  Tucson, AZ  85750
Vann R. Martin . . . . . . . . . . . . .                 10,000                  --                   *        --                *
  370 17th Street
  Denver, CO 80202
Mark Gengozian . . . . . . . . . . . . .              55,000(11)                 --                   *        --                *
  370 17th Street
  Denver, CO  80202
Michael Feinstein. . . . . . . . . . . .              26,667(12)                 --                   *        --                *
  370 17th Street
  Denver, CO  80202
Pacific USA Holdings Corp. . . . . . . .           3,527,881(13)       1,273,715(13)               45.7%    100.0%           51.8%
Pacific Electric Wire & Cable Co., Ltd.
Consumer Finance Holdings, Inc.
  5999 Summerside Drive, #106
  Dallas, TX  75252
Black Diamond Advisors, Inc. . . . . . .           1,716,667(14)                 --                15.6%       --               --
  230 Park Avenue
  New York, NY 10169
Heller Financial, Inc. . . . . . . . . .             392,717(15)                 --                 4.1%       --               --
  500 West Monroe Street
  Chicago, IL 60661
Bud Karsh. . . . . . . . . . . . . . . .                     --           443,715(5)               --(5)  34.9%(6)           --(5)
  10000 E. Yale #60
  Denver, CO 80231
All executive officers and directors . .              4,160,151           1,273,715                48.8%    100.0%           51.8%
 as a group (10 persons)



*  Represents  less  than  one  percent.
(1)       Shares are considered beneficially owned, for purposes of this table, only if held by the person indicated, or if such person,  directly  or  indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of, such security, or if the person has the  right  to  acquire  beneficial  ownership within 60 days, unless otherwise indicated. All shares are owned of record unless otherwise  indicated.

(2)     Includes all shares of Class A Common Stock and Class B Common Stock outstanding and assumes exercise of all outstanding options  and  warrants  and  conversion  of  all  outstanding  debentures  beneficially  owned  by  the  indicated  person.

(3)     Includes all shares of Class A Common Stock and Class B Common Stock outstanding. Each share of Class A Common Stock has one vote per share while each share of Class B Common Stock has three votes per share. The Class B Common Stock may be converted into  Class  A Common Stock on a share for share basis at the option of the holder thereof, and shall automatically be converted in the event of its sale or transfer (whether by sale, assignment, gift, bequest, appointment or otherwise) or upon death of the holder.  Excluded, however, from the automatic conversion are transfers of the Class B Common Stock for estate planning purposes to  or for the benefit of the original holder or members of his immediate family, provided that the original holder retains both voting  and  investment  power  over  the  stock  so  transferred.

(4)        Includes options to purchase 50,000 shares of Class A Common Stock at $2.125 per share, exercisable at any time until
January 3, 2002; options to purchase 125,000 shares of Class A Common Stock at $3.00 per share, exercisable at any time prior to
June  30,  2002;  options to purchase 50,000 shares of Class A Common Stock at $1.875 per share exercisable at any time prior to
July  29,  2006; and options to purchase 56,250 shares of Class A Common Stock at $0.531 per share exercisable at any time prior to  August  25, 2007. Excludes 7,500 shares of Class A Common Stock owned by the spouse of Mr. Ginsburg as to which he disclaims beneficial  ownership.

(5)          Messrs. Ginsburg, Sandler (through a family partnership of which he is sole general partner) and Karsh own 580,000,
250,000 and 443,715 shares, respectively, of Class B Common Stock. Messrs. Ginsburg and Sandler have granted an option to CFH to purchase  all  of  their  shares  of  Class  B  Common  Stock  exercisable  until  December  4,  2000.

(6)      Messrs. Ginsburg, Sandler and Karsh entered into an Agreement Among Certain Shareholders of Monaco Finance, Inc., dated
April  9,  1992, in which Mr. Karsh appointed Messrs. Ginsburg and Sandler as his proxy and attorney-in-fact to each vote 50% of his  Class  B  Common  Stock.  On December 4, 1997, Messrs. Ginsburg and Sandler transferred their voting rights with respect to these  shares  to Pacific USA, which, since it has sole voting power over those shares, may be deemed to be the beneficial owner thereof.  Mr.  Karsh  also may be deemed to be the beneficial owner of these shares since he retains sole dispositive power with respect  thereto.

(7)        Includes options to purchase 50,000 shares of Class A Common Stock at $2.125 per share, exercisable at any time until
January 3, 2002; options to purchase 125,000 shares of Class A Common Stock at $3.00 per share, exercisable at any time prior to
June  30,  2002; options to purchase 50,000 shares of Class A Common Stock at $1.875 per share, exercisable at any time prior to
July  29,  2006; and options to purchase 56,250 shares of Class A Common Stock at $0.531 per share exercisable at any time prior to  August 25, 2007. Of the remaining shares listed for Irwin L. Sandler, 2,070 shares were purchased by Mr. Sandler through the custodial  account  of  his  Keogh  Plan.  Mr.  Sandler  may  be  deemed  the  beneficial  owner  of  these  shares.

(8)          As a director of Pacific USA, Mr. Bradley may be deemed to share voting and/or investment power with respect to the following  shares: 1,500,000 shares of Class A Common Stock owned of record by CFH; 811,152 shares of Class A Common Stock owned of  record  by First CF Corp.; and 1,216,729 shares of Class A Common Stock issuable upon full conversion of the Preferred Stock owned  by First CF Corp. In addition, Mr. Bradley may be deemed to be the beneficial owner of 1,273,715 shares of Class B Common
Stock  as  to  which  CFH  has sole voting power. CFH also owns an option to purchase the 830,000 shares of Class B Common Stock owned  by  Messrs.  Ginsburg  and  Sandler  exercisable  until  December  4,  2000.

(9)      As a director of First CF Corp., Mr. Hashaway may be deemed to share voting and/or investment power over 811,152 shares of  Class A Common Stock and 1,216,729 shares of Class A Common Stock issuable upon full conversion of the Preferred Stock owned by  that  company.

(10)       As a director of Pacific Southwest Bank, Mr. Clark may be deemed to share voting and/or investment power over 811,152 shares of Class A Common Stock and 1,216,729 shares of Class A Common Stock issuable upon full conversion of the Preferred Stock owned  by  First  CF  Corp.,  a  wholly-owned  subsidiary  of  that  bank.

(11)     Includes options to purchase 15,000 shares of Class A Common Stock at $1.875 per share any time prior to July 29, 2006;
and  options  to  purchase 39,900 shares of Class A Common Stock at $0.531 per share exercisable at any time prior to August 25,
2007.

(12)         Includes options to purchase 10,000 shares of Class A Common Stock at $1.875 per share exercisable for three months following  his  termination  date; and options to purchase 16,667 shares of Class A Common Stock at $0.531 per share exercisable for  three  months  following  his  termination  date.  Mr. Feinstein is no longer employed by the Company effective April 1998.

(13)          The information contained in the table, in this footnote and elsewhere herein is derived from a Schedule 13D dated
March  16,  1998,  filed  by  Pacific  USA,  Pacific  Electric  Wire  & Cable Co., Ltd. and CFH with the Securities and Exchange
Commission  with  respect  to  an  Option  Agreement. See "Item 12. Certain Relationships and Related Transactions - Pacific USA
Transactions  -  Change  in Voting Control." Pacific USA is a wholly-owned subsidiary of Pacific Electric Wire & Cable Co., Ltd.
("Pacific  Electric").  CFH  and  First  CF Corp. are direct and indirect wholly-owned subsidiaries of Pacific USA. Accordingly,
Pacific  Electric  and Pacific USA may be deemed to be the beneficial owners of all of the shares referred to in Note (8) above.

(14)       The information contained in the table and in this footnote is derived from a Schedule 13D dated June 28, 1996, filed by  Black  Diamond Advisors, Inc. ("BDA") and others with the Securities and Exchange Commission with respect to the issuance by the  Company  on  January  9,  1996,  of  $5  million  in principal amount of 12% Convertible Subordinated Senior Notes due 2001
("Convertible  Notes"),  convertible  at any time into approximately 1,250,000 shares of the Company's Class A Common Stock at a conversion  price  of  $4.00  per  share.  Concurrently, the Company agreed to issue up to an additional $5 million in principal amount  of Convertible Notes (the "Additional Notes") at a conversion price of $3.00 per share. If the Additional Notes had been issued on December 31, 1996, the Additional Notes would have been convertible into 1,666,667 shares of Class A Common Stock (the
"Additional  Shares").  In  the  Schedule  13D, BDA claims that it is the beneficial owner of the Additional Shares. The Company expresses  no  opinion  with  respect  to this position. In addition, certain of the purchasers of the Notes have entered into a profit-sharing  agreement  with BDA. Also, BDA has the right to purchase the Notes (and in one case the shares of Class A Common
Stock  issuable  upon  conversion  of  the  Notes)  under  certain  circumstances  not  presently  applicable.

     Includes  50,000  shares  of  Class A Common Stock issuable upon conversion of Convertible Notes owned of record by BDA and
1,666,667  Additional Shares assuming all of the Additional Notes are issued and the conversion price of the Additional Notes is
$3.00  per  share.  Stephen  H. Deckoff and James E. Walker III each is an officer, director and 50% shareholder of BDA. Each of
Messrs.  Deckoff  and  Walker  disclaims  beneficial  ownership of the shares of Class A Common Stock beneficially owned by BDA.

     212,500 shares of Class A Common Stock are issuable upon conversion of Convertible Notes owned of record by BDC Partners I,
L.P.  ("BDC Partners I"). Messrs. Deckoff and Walker and James J. Zenni are the only members of Black Diamond Capital Management
LL.C.  ("BDCM"), the sole general partner of BDC Partners I. Accordingly, BDCM and each of Messrs. Deckoff, Walker and Zenni may be  deemed  to be the beneficial owner of all shares of Class A Common Stock beneficially owned by BDC Partners I. Also, Messrs.
Deckoff,  Walker  and  Zenni  beneficially  own  an additional 62,500, 62,500 and 50,000 shares, respectively, of Class A Common
Stock.

(15)        Heller Financial, Inc. is the owner of Convertible Notes convertible into 750,000 shares of Class A Common Stock, or approximately  8.1%  of  the Company's outstanding common stock. However, pursuant to the terms of the Indenture, if a holder of
Notes  is  subject  to  federal  banking  regulations with respect to the ownership of common stock, then the Notes held by such holder  are  only  convertible  to  such  extent  as would permit such holder to own at any one time no more common stock of the
Company  than  would  constitute  4.9%  of  the  outstanding capital stock of the Company. Such restrictions do not apply to any transferee  of  the  holder  if  such  transferee is not subject to such federal banking regulations and such transfer would not otherwise  cause such holder to be otherwise in violation of federal banking regulations. Heller Financial, Inc. has advised the
Company  that  it  is subject to such federal banking regulations and, accordingly, may be deemed to beneficially own only up to
4.9%  of  the  Company's  Class  A  Common  Stock.



ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

PACIFIC  USA  TRANSACTIONS

     CONVERSION OF LOAN. On November 1, 1996, Pacific USA made a secured loan of $3,000,000 to the Company which was scheduled to mature on November 16, 1998. On April 25, 1997, CFH and the holder of the note evidencing the $3,000,000 loan converted the principal balance of the loan into 1,500,000 shares of Class A Common Stock valued at $2.00 per share. The closing bid price of the Class A Common Stock on the Nasdaq Stock Market on that date was $2.00 per share. CFH is a holding company engaged in consumer finance. As a result of the conversion, Pacific USA, Pacific Electric Wire & Cable Co., Ltd. ("Pacific Electric"), and CFH acquired beneficial ownership of 1,500,000 shares of Class A Common Stock. Pacific USA is a 100% owned subsidiary of Pacific Electric. Concurrently, Pacific USA granted a proxy to vote 750,000 shares of Class A Common Stock to Morris Ginsburg, and a proxy to vote 750,000 shares of Class A Common Stock to Irwin Sandler.

     CHANGE IN VOTING CONTROL. As of April 16, 1998, Pacific USA had direct and indirect voting power over approximately 28.8% of the outstanding shares of Class A Common Stock and 100% of the outstanding shares of Class B Common Stock, or approximately 51.8% of the total combined voting power of the outstanding shares of Common Stock. In addition, as of April 16, 1998, Pacific USA had direct and indirect voting power over 100% of the outstanding shares of Preferred Stock.

     On or about December 4, 1997 (the "Effective Date"), CFH and Morris Ginsburg, Sandler Family Partners, Ltd., and Irwin L. Sandler (collectively the "Shareholders") entered into an Option Agreement. Pursuant to the Option Agreement, the Shareholders granted a three-year option to CFH (the "Call Option") to purchase all, but not less than all, of the 830,000 shares of Class B Common Stock owned by the Shareholders (the "Option Shares") at a purchase price of $4.00 per share. Concurrently, CFH granted to each Shareholder an option (the "Put Option") to sell that portion of the Option Shares held by each Shareholder at a price of $4.00 per share. The Put Option is exercisable with respect to 50% of the Option Shares during the 30-day period following the second anniversary of the Effective Date and 50% during the 30-day period following the third anniversary of the Effective Date. In the event that CFH or any of its affiliates exercises the Call Option, and within 180 days after closing thereof, sells or agrees to sell any portion of the Option Shares to a person who is not an affiliate of CFH for a price greater than $4.00 per share, the seller shall be obligated to pay the Shareholders 50% of such excess. The Shareholders agreed not to pledge, sell or otherwise transfer the Option Shares at any time during the term of the Call Option except to the extent of exercise of the Put Option. The obligation of CFH under the Put Option is secured by funds in a segregated bank account.

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

     The Option Agreement further provides that CFH shall vote or cause to be voted shares of the Company's capital stock, including the Option Shares, to maintain Messrs. Ginsburg and Sandler as directors of the Company. The Shareholders agreed to use their best efforts to provide CFH with the right to designate four directors to the Company's board or such larger number as shall then be sufficient to provide CFH with effective control of the board. In April 1998, the number of members of the Board of Directors was expanded from four to eight, two of the then directors resigned and the current members of the board were appointed. Concurrently with execution of the Option Agreement, Messrs. Ginsburg and Sandler entered into Executive Employment Agreements with the Company. See "Item 10. Executive Compensation - Employment Agreements."

     Prior and subsequent to the Effective Date, management of the Company and representatives of Pacific USA and its affiliates engaged in extended negotiations and investigations which resulted in the execution of the Asset Purchase Agreement on or about January 8, 1998. Following approval at a special meeting of shareholders of the Company held March 4, 1998, and pursuant to the terms of the Asset Purchase Agreement, 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "Preferred Stock") valued at $2.00 per share and 811,152 shares of the Company's Class A Common Stock, also valued at $2.00 per share, were issued to affiliates of Pacific USA. Each share of Preferred Stock is convertible at any time into one-half share of Class A Common Stock, or an aggregate of up to 1,216,729 shares of Class A Common Stock. Thus, the effective cost of the Class A Common Stock issuable upon conversion of the Preferred Stock will be $4.00 per share. The Company may become obligated to issue additional shares of Class A Common Stock to affiliates of Pacific USA depending upon satisfaction of certain conditions described herein.

     Pacific USA is the beneficial owner of 2,311,152 outstanding shares of Class A Common Stock. As a result of the Option Agreement, it was granted the power to vote the 830,000 shares of Class B Common Stock owned by the Shareholders and a limited power to direct the voting of shares subject to proxies held by the Shareholders. As of April 16, 1998, 8,014,631 shares of Class A Common Stock were issued and outstanding and 1,273,715 shares of Class B Common Stock were issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. Accordingly, Pacific USA controls approximately 51.8% of the combined total voting power of the Class A and Class B Common Stock. Upon exercise of either the Put Option or the Call Option, the shares of Class B Common Stock purchased by CFH will automatically convert into the same number of shares of Class A Common Stock thereby reducing the voting power of Pacific USA with respect to the Common Stock Pacific USA also is the beneficial owner of all of the outstanding shares of Preferred Stock.

     ASSET PURCHASE AGREEMENT. The Company entered into an Amended and Restated Asset Purchase Agreement dated as of January 8, 1998 (the "Asset Purchase Agreement"), with Pacific USA and certain of its wholly-owned or partially-owned subsidiaries - Pacific Southwest Bank ("PSB"), NAFCO Holding Company, L.L.C. ("NAFCO"), Advantage Funding Group, Inc. ("Advantage"), and PCF Service, LLC - providing for, among other things, the purchase by the Company of sub-prime automobile loans from NAFCO and Advantage having an unpaid principal balance of approximately $81,115,233 for a purchase price of $77,870,623 of which $73,003,709 was paid in cash. Financing was provided by Daiwa Finance Corporation which also is entitled to receive warrants for the purchase of 250,000 shares of Class A Common Stock. The Asset Purchase Agreement amended and restated a similar agreement dated on or about September 30, 1997.

     The Company's credit and risk departments screened the loans acquired from NAFCO and Advantage. The credit department reviewed certain of the loan files and verified, on a selected basis, information concerning the borrower, the vehicle, as well as the contract terms. The credit department also matched information contained in actual files with data transmitted to the Company electronically. The function of the risk department is to use the Company's proprietary risk analysis system to project cash flows from pools of loans to determine estimated yield considering the purchase price, net of any discount; coupon interest rate; estimated frequency and severity of defaults; and estimated pre-payments. These investigations enabled the Company to establish the terms for purchase of the contracts which management believes will satisfy the Company's yield parameters and assisted in obtaining the financing provided by Daiwa Finance Corporation In addition, Daiwa performed an independent review of the loan portfolio.

     The balance of the purchase price, $4,866,914, was paid by the issuance on or about March 9, 1998, of 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "Preferred Stock") valued at $2.00 per share. So long as not less than 1,500,000 shares of Preferred Stock are issued and outstanding, the holders of the Preferred Stock, voting separately as a class, are entitled to elect one member of the Company's Board of Directors. Holders of the Preferred Stock otherwise have no voting rights except as may be required by the laws of the State of Colorado and except with respect to any amendment to the Company's Articles of Incorporation which would change any of the rights or preferences enjoyed by such stock

     The holders of the Preferred Stock are entitled to receive when, as and if declared by the Board of Directors, out of any funds of the Company legally available for that purpose, cumulative dividends from the date of issuance at the rate of 8% ($.16) per share of Preferred Stock per year, payable quarterly in shares of the Company's Preferred Stock valued at $2.00 per share (or in cash if no preferred shares are available for that purpose). Dividends on the Preferred Stock are cumulative whether or not the Company is legally able to pay such dividends in whole or in part. No dividends (other than those payable solely in common stock) may be paid with respect to the common stock of the Company unless all accumulated and unpaid dividends on the Preferred Stock shall have been declared and paid.

     The Preferred Stock may be converted in whole or in part at any time and from time to time into shares of Class A Common Stock at the rate of one share of Class A Common Stock for each two shares of Preferred Stock so converted (the "Conversion Ratio") In the event the closing price of the Class A Common Stock on the Nasdaq Stock Market shall equal or exceed $6.00 per share on each trading day during any period of 60 consecutive calendar days, all of the Preferred Stock shall be automatically converted into shares of Class A Common Stock at the Conversion Ratio. The Conversion Ratio shall be proportionately adjusted as appropriate to reflect the effect of stock splits or combinations.

     Upon liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock then issued and outstanding shall be entitled to receive an amount equal to $2.00 per share of Preferred Stock plus any accumulated but unpaid dividends before any payment or distribution of the assets of the Company is made to or set apart for the holders of Common Stock.

     The Company entered into a Registration Rights Agreement with each of NAFCO, Advantage and PSB (the "RRA Holders") whereby each has the right under certain circumstances to require that the Company register the shares of Class A Common Stock ("Registrable Securities") owned by it for public resale (a "demand" registration). In addition, if the Company determines to proceed with the preparation and filing of a registration statement that would permit the inclusion of the Registrable Securities, it is obligated to give written notice thereof to each RRA Holder which has 30 days thereafter in which to determine whether it wants all or any portion of its Registrable Securities to be included in that registration statement (a "piggyback" registration). Also, the Company has agreed to file a short form registration statement on Form S-3 upon demand by an RRA Holder so long as the reasonably anticipated aggregate price to the public would exceed $1,000,000 and the Company is entitled to use that short form registration. The RRA Holders are entitled to an unlimited number of such registrations. The Company is obligated to pay all expenses incurred in connection with the first demand registration and each piggyback and Form S-3 registration excluding underwriters' discounts and commissions. Each RRA Holder is obligated to pay all expenses incurred in connection with its second demand registration.

     The Company also agreed to make and keep public information available within the meaning of Rule 144 under the Securities Act of 1933 and to use its best efforts to timely file all reports required to be filed by it with the Securities and Exchange Commission. The purpose of these covenants is to enable the RRA Holders to sell shares of Class A Common Stock under Rule 144. After a one-year holding period has been satisfied, that rule allows sales by any single holder of the Company's common stock of up to 1% of the Company's issued and outstanding Class A Common Stock during any 90-day period.

     In connection with any registration of the Registrable Securities, the Company and the selling RRA Holder have agreed to indemnify the other and the other's affiliates for certain claims, costs and expenses with respect to such registration. The registration rights may be transferred by each RRA Holder to any person who acquires all its Registrable Securities or to any affiliate of an RRA Holder.

     As required by the Asset Purchase Agreement, PSB entered into a Loan Loss Reimbursement Agreement whereby it agreed to reimburse the Company for up to 15% of any losses incurred by the Company in connection with the loans acquired from NAFCO and Advantage. In consideration therefor, the Company paid PSB an amount equal to 2% of the principal amount of the acquired loans in the form of 811,152 shares of the Company's Class A Common Stock valued at $2.00 per share.

     Also, the Company may be obligated to make additional payments to NAFCO based on the performance of certain other assets acquired from NAFCO and the results of operations, if any, with loan originators previously associated with NAFCO. If there are any pre-tax earnings associated with these assets and/or operations for calendar years 1998 and 1999, the Company is obligated to pay NAFCO amounts equal to two times such pre-tax earnings in the form of shares of the Company's Class A Common Stock valued at the average daily closing price of such stock on the Nasdaq Stock Market for the last ten days of such calendar year. The number of shares of Class A Common Stock which the Company may be required to issue to NAFCO pursuant to these agreements cannot be determined at present.

AUTO  DEALERSHIP  LEASE

     Effective March 24, 1994, the Company entered into a triple net lease (the "Lease") with GSC Ltd. Liability Company, a Colorado limited liability company ("GSC"), pursuant to which the Company agreed to lease from GSC real property at 890-894 S. Havana, Aurora, Colorado, including two buildings located thereon with total square footage of approximately 13,375 square feet, to be used by the Company as an automobile dealership lot. The Lease will expire on March 23, 2001, unless sooner terminated or extended pursuant to the terms of the Lease. In September 1995, the Company amended the lease to include additional property (vacant land) resulting in an increase in the base rent payable under the Lease from $12,750 per month to $13,738 per month. The monthly rent increases to $14,238 for year three; $15,238 for year four; $16,238 for year five; and $16,738 for years six and seven. Messrs. Sandler, Caukin and Ginsburg, each a present or former director or executive officer of the Company, are members of GSC. The Lease was approved by the disinterested members of the Board of Directors. In the opinion of management, the terms of the Lease are no less favorable to the Company than the terms which the Company could have received from nonaffiliated third parties. Effective June 1, 1996, the Company entered into a sublease agreement on the property at 890
S. Havana, Aurora, Colorado, for the entire lease term at an amount approximately equal to the Company's obligation.

SHAREHOLDER  AGREEMENTS

     A Buy-Sell Agreement dated May 14, 1993, by and among the Company, Morris Ginsburg and Sandler Family Partners, Ltd. (the "Partnership"), provides that
(i) the Company has the obligation to purchase the shares of the Company's common stock owned by Mr. Ginsburg or the Partnership upon the death of Mr. Ginsburg or Irwin L. Sandler, General Partner of the Partnership, respectively, to the extent of proceeds from insurance policies acquired by the Company on their lives; (ii) the Company shall maintain insurance policies in the amount of $2,000,000 each on the lives of Messrs. Ginsburg and Sandler for the purpose of acquiring shares pursuant to the Buy-Sell Agreement; (iii) the purchase price for any shares purchased shall be the greater of book value or 80% of the average of the daily closing prices of the stock for the 30 consecutive trading days commencing 45 trading days prior to the date of death of the insured; (iv) each of Mr. Ginsburg and the Partnership grant a first right to the Company to acquire any shares which he or it may desire to sell other than through Rule 144 under the Securities Act of 1933. In the event the Company does not purchase any or all of the shares pursuant to such right, the other shareholder has the option to acquire such shares; and (v) Messrs. Ginsburg and Sandler appoint each other, upon the incapacity of either of them, as his true and lawful attorney-in-fact and agent to vote the shares of common stock of the Company beneficially owned by him and to exercise all rights with respect thereto The parties to the Buy-Sell Agreement have agreed that the purchase rights and obligations under the Option Agreement shall supersede the purchase and right of first refusal provisions contained in the Buy-Sell Agreement during the term of the Option Agreement described herein under "Pacific USA Transactions - Change in Voting Control."

     In an Agreement Among Certain Shareholders of Monaco Finance, Inc. dated April 9, 1992, Milton Karsh appointed Morris Ginsburg and Irwin L. Sandler, both of whom are officers and directors of the Company, as his proxy and attorney-in-fact to each vote 50% of the Company's Class B Common Stock owned by him. See "Item 11. Security Ownership of Certain Beneficial Owners and Management." Such rights have been transferred to Pacific USA subject to any fiduciary duties owed to third parties. See "Pacific USA Transactions - Change in Voting Control."

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MONACO  FINANCE,  INC.
                          (Registrant)
April  28,  1998          /s/  Morris  Ginsburg
                          ---------------------
     Morris  Ginsburg,  President,

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April  28,  1998          /s/  Morris  Ginsburg
                          ---------------------
                          Morris  Ginsburg,  President,
                          Chief  Executive  Officer,  Principal
                          Financial  and  Accounting  Officer
                          and  Director

April  27,  1998          /s/  Irwin  L.  Sandler
                          -----------------------
                          Irwin  L.  Sandler
                          Executive  Vice  President,
                          Secretary/Treasurer  and
                           Director

April  22,  1998          /s/  Bill  C.  Bradley
                          ----------------------
                          Bill  C.  Bradley
                          Director

April  27,  1998          /s/  John  R.  Sloan
                          --------------------
                          John  R.  Sloan
                          Director

April  28,  1998          /s/  Bobby  L.  Hashaway
                          ------------------------
                          Bobby  L.  Hashaway
                          Director


April  23,  1998          /s/  Robert  D.  Womack
                          -----------------------
                          Robert  D.  Womack
                          Director

April  23,  1998          /s/  William  P.  Clark,  Jr.
                          -----------------------------
                          William  P.  Clark,  Jr.
                          Director

April  22,  1998          /s/  Leonard  M.  Snyder
                          ------------------------
                          Leonard  M.  Snyder
                          Director