Form 10QSB
period 1998-03-31
MONACO FINANCE INC
filed 1998-05-15
CIK 865830

FORM 10-QSB


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: MARCH 31, 1998

                        Commission File Number: 0-18819

                             MONACO FINANCE, INC.
                             --------------------
            (Exact Name of Registrant as Specified in its Charter)

                                   Colorado
                                   --------
        (State or Other Jurisdiction of Incorporation or Organization)

                                  84-1088131
                                  ----------
                     (I.R.S. Employer Identification No.)
          370 Seventeenth Street, Suite 5060, Denver, Colorado 80202
          ----------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (303) 592-9411
                                --------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
                                      ---
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports),
Yes  X          No
     -


and  (2)  has  been  subject to such filing requirements for the past 90 days.
Yes  X          No
     -


Number of shares outstanding of the Issuer's Common Stock as of March 31, 1998:

     Class A Common Stock, $.01 par value: 8,014,631 shares Class B Common Stock, $.01 par value: 1,273,715 shares

Exhibit  index  is  located  on  page  32.
Total  number  of  pages  is  35.




                     MONACO FINANCE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                         QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
PART  I  -  FINANCIAL  INFORMATION
Consolidated  Statements  of  Operations  for  the  three
                        months ended March 31, 1998 and 1997 (unaudited) 3 Consolidated Balance Sheets at March 31, 1998
                                       (unaudited) and December 31, 1997     4
Consolidated  Statement  of  Shareholders'  Equity  for  the
                           three months ended March 31, 1998 (unaudited)     5
Consolidated  Statements  of  Cash  Flows  for  the  three
                        months ended March 31, 1998 and 1997 (unaudited)     6
               Notes to Consolidated Financial Statements (unaudited) 7-18 Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations     19-31
                                            PART II - OTHER INFORMATION     32
EXHIBIT  11  -  Computation  of  Net  Earnings  (Loss)  per
                                                           Common Share     33
                                   EXHIBIT 27 - Financial Data Schedule     34

                                                              SIGNATURE     35

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                     MONACO FINANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                            THREE  MONTHS  ENDED  MARCH  31,

                                                                                        1998           1997
                                                                                  -----------  -------------

REVENUES:
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $6,549,238   $  3,265,126
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10        121,994
                                                                                  -----------  -------------
     Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,549,248      3,387,120

COSTS AND EXPENSES:
Provision for credit losses (Note 2) . . . . . . . . . . . . . . . . . . . . . .      16,873        116,979
Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,516,014      3,179,275
Interest expense (Note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,054,522      1,401,160
                                                                                  -----------  -------------
     Total costs and expenses. . . . . . . . . . . . . . . . . . . . . . . . . .   6,587,409      4,697,414
                                                                                  -----------  -------------

(Loss) before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .     (38,161)    (1,310,294)
Income tax (benefit) (Note 6). . . . . . . . . . . . . . . . . . . . . . . . . .           -              -
                                                                                  -----------  -------------

Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    ($38,161)   ($1,310,294)
                                                                                  ===========  =============


EARNINGS (LOSS) PER COMMON SHARE - BASIC AND ASSUMING DILUTION (NOTES 1 AND 5):

Net (loss) per common share - basic and assuming dilution. . . . . . . . . . . .  $     0.00         ($0.19)
                                                                                  ===========  =============

Weighted average number of common shares outstanding . . . . . . . . . . . . . .   8,882,770      6,972,094


     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1998 AND AND DECEMBER 31, 1997






                                                                 MARCH 31, 1998    DECEMBER 31,
                                                                   (UNAUDITED)        1997
--------------------------------------------------------------  ----------------  --------------
ASSETS
     Cash and cash equivalents . . . . . . . . . . . . . . . .  $     2,066,528   $     757,541
     Restricted cash . . . . . . . . . . . . . . . . . . . . .        8,069,313       8,080,033
     Automobile receivables - net (Notes 2 and 4). . . . . . .      150,781,878      74,324,431
     Repossessed vehicles held for sale. . . . . . . . . . . .        1,274,961       1,738,331
     Income tax receivable (Note 6). . . . . . . . . . . . . .           38,197               -
     Deferred income taxes (Note 6). . . . . . . . . . . . . .        1,541,582       1,579,779
     Furniture and equipment, net of accumulated
       depreciation of $1,980,964 (1998) and $2,095,450 (1997)        2,181,619       2,055,774
     Other assets. . . . . . . . . . . . . . . . . . . . . . .        2,074,619       2,061,832
                                                                ----------------  --------------
          Total assets . . . . . . . . . . . . . . . . . . . .  $   168,028,697   $  90,597,721
                                                                ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable. . . . . . . . . . . . . . . . . . . . .  $     1,097,578   $   1,537,791
     Accrued expenses and other liabilities. . . . . . . . . .        1,247,691         888,309
     Notes payable (Note 4). . . . . . . . . . . . . . . . . .                -       6,375,549
     Warehouse note payable (Note 4) . . . . . . . . . . . . .      113,778,073      30,000,000
     Promissory note payable (Note 4). . . . . . . . . . . . .          124,837       1,135,232
     Convertible subordinated debt (Note 4). . . . . . . . . .          692,500       1,385,000
     Senior subordinated debt (Note 4) . . . . . . . . . . . .        2,916,665       3,333,332
     Convertible senior subordinated debt (Note 4) . . . . . .        5,000,000       5,000,000
     Automobile receivables-backed notes (Note 4). . . . . . .       28,177,864      32,421,076
                                                                ----------------  --------------
          Total liabilities. . . . . . . . . . . . . . . . . .      153,035,208      82,076,289
Commitments and contingencies (Note 3)
Stockholders' equity (Note 5)
       Preferred stock; no par value, 10,000,000 shares
         authorized, 2,433,457 shares (1998) issued. . . . . .        4,866,914               -
       Class A common stock, $.01 par value; 30,000,000
         shares authorized, 8,014,631 shares (1998) and
         7,203,479 shares (1997) issued. . . . . . . . . . . .           80,146          72,035
       Class B common stock, $.01 par value; 2,250,000
         shares authorized, 1,273,715 shares (1998) and
         1,273,715 shares (1997) issued. . . . . . . . . . . .           12,737          12,737
       Additional paid-in capital. . . . . . . . . . . . . . .       26,560,659      24,925,466
       Retained earnings (deficit) . . . . . . . . . . . . . .      (16,526,967)    (16,488,806)
                                                                ----------------  --------------
Total stockholders' equity . . . . . . . . . . . . . . . . . .       14,993,489       8,521,432
                                                                ----------------  --------------
Total liabilities and stockholders' equity . . . . . . . . . .  $   168,028,697   $  90,597,721
                                                                ================  ==============


     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)






                                                    CLASS A                  CLASS B         ADDITIONAL
                             PREFERRED           COMMON  STOCK            COMMON STOCK        PAID-IN       RETAINED
                               STOCK        SHARES         AMOUNT       SHARES     AMOUNT      CAPITAL      EARNINGS
                             ----------  -------------  -------------  ---------  ---------  -----------  -------------
Balance - December 31, 1997  $        0      7,203,479  $      72,035  1,273,715  $  12,737  $24,925,466  ($16,488,806)
Shares issued related
to portfolio acquisition. .   4,866,914        811,152          8,111          -          -    1,614,193             -
Issuance of warrants. . . .           -              -              -          -          -       21,000        21,000
Net (loss) for the year . .           -              -              -          -          -            -       (38,161)
                             ----------  -------------  -------------  ---------  ---------  -----------  -------------
Balance - March 31, 1998. .  $4,866,914      8,014,631  $      80,146  1,273,715  $  12,737  $26,560,659  ($16,526,967)
                             ==========  =============  =============  =========  =========  ===========  =============



                                TOTAL
                             ------------
Balance - December 31, 1997  $ 8,521,432
Shares issued related
to portfolio acquisition. .    6,489,218
Issuance of warrants
Net (loss) for the year . .      (38,161)
                             ------------
Balance - March 31, 1998. .  $14,993,489
                             ============


     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)



                                                                THREE MONTHS ENDED MARCH 31,
                                                                    1998           1997
                                                                -------------  -------------
Cash flows from operating activities:
--------------------------------------------------------------
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . .      ($38,161)   ($1,310,294)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
          Depreciation . . . . . . . . . . . . . . . . . . . .       261,308        220,811
          Provision for credit losses. . . . . . . . . . . . .        16,873        116,979
          Amortization of excess interest. . . . . . . . . . .     2,167,742      1,213,605
          Amortization of other assets . . . . . . . . . . . .       348,369        182,740
          Amortization attributable to issuance of warrants. .        21,000              -
          Deferred tax asset . . . . . . . . . . . . . . . . .        38,197              -
          Other. . . . . . . . . . . . . . . . . . . . . . . .        (5,819)         5,180
                                                                -------------  -------------
                                                                   2,809,509        429,021
     Change in assets and liabilities:
          Receivables. . . . . . . . . . . . . . . . . . . . .     5,461,363       (198,185)
          Prepaid expenses . . . . . . . . . . . . . . . . . .        (9,262)      (204,334)
          Accounts payable . . . . . . . . . . . . . . . . . .      (440,213)       (42,414)
          Accrued liabilities and other. . . . . . . . . . . .       301,621         57,972
                                                                -------------  -------------
Net cash provided by operating activities. . . . . . . . . . .     8,123,018         42,060
                                                                -------------  -------------
Cash flows from investing activities:
--------------------------------------------------------------
     Retail installment sales contracts purchased. . . . . . .   (92,621,663)    (7,993,574)
     Proceeds from payments on contracts . . . . . . . . . . .    15,457,826     10,013,042
     Purchase of furniture and equipment . . . . . . . . . . .      (388,944)      (460,136)
     Equipment deposits and other. . . . . . . . . . . . . . .         1,791            726
                                                                -------------  -------------
Net cash (used in) provided by investing activities. . . . . .   (77,550,990)     1,560,058
                                                                -------------  -------------
Cash flows from financing activities:
--------------------------------------------------------------
     Net borrowings under lines of credit. . . . . . . . . . .    77,452,524      2,000,000
     Net decrease (increase) in restricted cash. . . . . . . .        10,721       (212,687)
     Borrowings on asset-backed notes. . . . . . . . . . . . .             -      4,663,456
     Repayments on asset-backed notes. . . . . . . . . . . . .    (4,243,212)    (7,495,439)
     Repayments on senior subordinated debentures. . . . . . .      (416,667)      (416,667)
     Repayments on promissory note . . . . . . . . . . . . . .    (1,010,395)             -
     Repayments on convertible subordinated debt . . . . . . .      (692,500)             -
     Increase in debt issue and conversion costs . . . . . . .      (363,512)       (33,373)
                                                                -------------  -------------
Net cash provided by (used in) financing activities. . . . . .    70,736,959     (1,494,710)
                                                                -------------  -------------
Net increase in cash and cash equivalents. . . . . . . . . . .     1,308,987        107,408
Cash and cash equivalents, January 1 . . . . . . . . . . . . .       757,541      1,227,441
                                                                -------------  -------------
Cash and cash equivalents, March 31. . . . . . . . . . . . . .  $  2,066,528   $  1,334,849
                                                                =============  =============


     See  notes  to  consolidated  financial  statements.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

     Monaco Finance, Inc. (the "Company") is a specialty consumer finance company engaged in the business of underwriting, acquiring, servicing and securitizing automobile retail installment contracts ("Contract(s)"). The Company provides special finance programs (the "Program(s)") to assist purchasers of vehicles who do not qualify for traditional sources of bank financing due to their adverse credit history, or for other reasons which may indicate credit or economic risk ("Sub-prime Customers). The Company also purchases portfolios of sub-prime loans from third parties other than dealers. The Company acquires Contracts in connection with the sale of used and, to a limited extent, new vehicles, to customers, from automobile dealers (the "Dealer(s)" or the "Dealer Network") located in twenty-nine states, the majority of which are acquired from five states.

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

PRINCIPLES  OF  CONSOLIDATION
-----------------------------
     The Company's consolidated financial statements include the accounts of Monaco Finance, Inc. and its wholly-owned subsidiaries, CarMart Auto Receivables Company and MF Receivables Corp. I ("MF I"), MF Receivables Corp. II ("MF II"), MF Receivables Corp. III ("MF III"), MF Receivables Corp. IV ("MF IV") and Monaco Funding Corp. (the "Subsidiaries"). All intercompany accounts and transactions have been eliminated in consolidation.

INTERIM  UNAUDITED  FINANCIAL  STATEMENTS
-----------------------------------------
     Information with respect to March 31, 1998 and 1997, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results of the entire year.

REPOSSESSED  VEHICLES  HELD  FOR  RESALE
----------------------------------------
     Repossessed vehicles held for resale consist of repossessed vehicles awaiting liquidation. Repossessed vehicles are carried at estimated actual cash value. At March 31, 1998 and December 31, 1997, approximately 327 and 484 repossessed vehicles, respectively, were awaiting liquidation. Included are vehicles held for resale, vehicles which have been sold for which payment has not been received and unlocated vehicles (skips), certain of the value of which may be recovered from insurance proceeds.

EARNINGS  PER  SHARE
--------------------
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, ("SFAS 128") which requires the presentation of basic and diluted earnings per share on the face of the income statement for entities with a complex capital structure. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per share is computed similarly, but also gives effect to the impact convertible securities, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of diluted earnings per share computation. The Company implemented SFAS 128 effective with its December 31, 1997, financial statements. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of convertible securities in the March 31, 1997 primary and fully diluted earnings per share computations and the March 31, 1998 dilutive earnings per share computations antidilutive. Accordingly, convertible securities have already been excluded from the previously reported primary and fully diluted earnings per share amounts and do not require restatement. Basic and dilutive earnings per share are the same for each period presented.

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

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION
------------------------------------------------------



                          MARCH  31,
                          1998        1997
                    ----------  ----------
Cash Payments for:
Interest . . . . .  $2,709,569  $1,419,834
Income Taxes . . .  $    3,180  $    2,074



Non-cash  investing  and  financing  activities:
------------------------------------------------
     Included as part of the consideration paid for the January 1998 portfolio acquisition from Pacific USA Holdings Corp. (Notes 4 and 5), the Company issued 811,152 shares of Class A Common Stock valued at $2.00 per share and 2,433,457 shares of 8% Cumulative Convertible Preferred Stock, Series 1998-1 valued at $2.00 per share.

RECLASSIFICATIONS
-----------------
     Certain prior year balances have been reclassified in order to conform with the current year presentation.

NOTE  2  -  AUTOMOBILE  RECEIVABLES
-----------------------------------



Automobile  receivables  consist  of  the  following:


                                                    MARCH 31,      DECEMBER 31,
                                                            1998          1997
                                                   ------------------  ------------
Retail installment sales contracts. . . . . . . .  $      125,519,508   $37,103,262
Retail installment sales contracts-Trust (Note 4)          32,378,104    37,323,549
Excess interest receivable. . . . . . . . . . . .          10,075,271     4,849,209
Other . . . . . . . . . . . . . . . . . . . . . .             613,262       777,749
Accrued interest. . . . . . . . . . . . . . . . .           2,218,517     1,121,161
                                                   ------------------  ------------
Total finance receivables . . . . . . . . . . . .         170,804,662    81,174,930
Allowance for credit losses . . . . . . . . . . .        (20,022,784)   (6,850,499)
                                                   ------------------  ------------
Automobile receivables - net. . . . . . . . . . .  $      150,781,878   $74,324,431
                                                   ==================  ============




     At March 31, 1998, the accrual of interest income was suspended on $152,098 of principal amount of retail installment sales contracts.

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





                                                ALLOWANCE FOR
                                                CREDIT LOSSES
                                                ---------------
Balance as of December 31, 1997. . . . . . . .  $    6,850,499
Provisions for credit losses . . . . . . . . .          16,873
Unearned interest income . . . . . . . . . . .       7,393,804
NAFCO loan loss reimbursement (see Note 5) . .       6,083,643
Unearned discounts . . . . . . . . . . . . . .       2,943,018
Retail installment sale contracts charged off.      (5,585,235)
Recoveries . . . . . . . . . . . . . . . . . .       2,320,182
                                                ---------------
Balance as of March 31, 1998 . . . . . . . . .  $   20,022,784
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

     Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Subsequent receipts of excess interest are applied to reduce excess interest receivable. For the three months ended March 31, 1998, $2,167,742 of excess interest income was amortized against excess interest receivable.

     Unearned discounts result from the purchase of Contracts from the Dealer Network at less than 100% of the face amount of the note. All such discounts are used to increase the allowance for credit losses.

     As part of its adoption of the static pooling reserve method in October 1996, where necessary, the Company adjusted its quarterly pool allowances to a level necessary to cover all anticipated future losses (i.e. life of loan) for each related quarterly pool of loans.

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


NOTE  3  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

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

     On or about March 23, 1998, the Company entered into a senior debt financing facility with LaSalle that had an outstanding balance of $50,000 at March 31, 1998.

WAREHOUSE  LINE  OF  CREDIT  -  DAIWA  FINANCE  CORPORATION
-----------------------------------------------------------
     In December 1997, MF Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75 million Warehouse Line of Credit with Daiwa Finance Corporation ("Daiwa"). All advances received under the line of credit are secured by eligible loan Contracts and all proceeds received from those Contracts. The scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per annum. The Company is obligated to pay Daiwa an unused facility fee equal to .375% of the average daily unused portion of the credit agreement. The Credit Agreement requires the Company to maintain certain standard ratios and covenants. At March 31, 1998, the Company had borrowed $46.2 million against this line of credit.

     The assets of MF III are not available to pay general creditors of the Company. All cash collections in excess of disbursements to Daiwa and other general disbursements are paid to MF III on a monthly basis.

PORTFOLIO  PURCHASE  CREDIT  FACILITY  -  DAIWA  FINANCE  CORPORATION
---------------------------------------------------------------------
     In  January  1998,  MF  Receivables  Corp.  IV  ("MF IV"), a wholly owned special purpose subsidiary of the Company, entered into a $73,926,565.01 Portfolio Purchase Credit Facility (the "Credit Facility") with Daiwa. The proceeds from the Credit Facility were used to acquire an $81.1 million portfolio from Pacific USA Holdings Corp. and certain of its subsidiaries (Note 5). All advances received under the Credit Facility are secured by eligible purchased loan Contracts and all proceeds received from those Contracts. The scheduled maturity date with respect to the advances under the Credit Facility is the earlier of January 6, 1999 or the disposition date of the eligible purchased loan Contract. Under the Credit Facility, prior to July 1, 1998, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 1.0% per annum. Effective July 1, 1998, the interest rate on this advance changes to LIBOR plus 3.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of LIBOR plus 1.0% per annum prior to July 1, 1998. Effective July 1, 1998, the interest rate on this advance changes to 15% per annum. The Credit Facility Agreement requires the Company to maintain certain standard ratios and covenants. At March 31, 1998, the Credit Facility had an outstanding balance of $67,578,073.

     The assets of MF IV are not available to pay general creditors of the Company. All cash collections in excess of disbursements to Daiwa and other general disbursements are paid to MF IV on a monthly basis.

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

CONVERTIBLE  SUBORDINATED  DEBENTURES
-------------------------------------
     On March 15, 1993, the Company completed a private placement of $2,000,000, 7% Convertible Subordinated Notes (the "Notes") with interest payable semiannually commencing September 1, 1993. Additionally, the purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount of the Notes on September 15, 1993. The principal amount of the Notes, plus accrued and unpaid interest, was due on March 1, 1998. On March 1, 1998, the Company repaid one-half, or $692,500, of the then outstanding principal amount of the Notes. The maturity date of the remaining principal amount of notes of $692,500 was extended to April 15, 1998, without penalty, at which time the Company repaid the remaining principal amount. Certain of these Notes with an aggregate principal amount of $1,615,000 were converted in 1994 and 1995, resulting in the issuance of 472,219 shares of Class A Common Stock.


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

CONVERTIBLE  SENIOR  SUBORDINATED  NOTE  OFFERING
-------------------------------------------------
     On January 9, 1996, the Company entered into a Purchase Agreement for the sale of an aggregate of $5 million in principal amount of 12% Convertible Senior Subordinated Notes due 2001 (the "12% Notes"). This agreement was subsequently amended and approved by the Company's Board of Directors and approved by the Company's Shareholders on September 10, 1996. Interest on the 12% Notes is payable monthly at the rate of 12% per annum and the 12% Notes are convertible, subject to certain terms contained in the Indenture, into shares of the Company's Class A Common Stock, par value $.01 per share, at a conversion price of $4.00 per share, subject to adjustment under certain circumstances. The 12% Notes were issued pursuant to an Indenture dated January 9, 1996, between the Company and Norwest Bank Minnesota, N.A., as trustee. The Company agreed to register, for public sale, the shares of restricted Common Stock issuable upon conversion of the 12% Notes. The 12% Notes were sold pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.

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

     In May of 1995, MF I issued its Floating Rate Auto Receivables-Backed Note (Revolving Note" or "Series 1995-A Note"). MF I acquired Contracts from the Company which were pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving Note was repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note could have been used to borrow up to an aggregate of $150 million through May 16, 1998. In April 1998, the Company terminated the Revolving Note. An Indenture and Servicing Agreement required that the Company and MF I maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture required MF I to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including all future Contracts acquired by MF I.

     The Series 1995-A Note accrued interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provided customary collection and servicing activities for the Contracts. The maximum limit for the Series 1995-A Note was $40 million.

     On December 4, 1997, the Company redeemed the outstanding principal balance of its Series 1995-A Note. The bonds were redeemed at their principal amount of $12,271,457 plus accrued interest to December 4, 1997. Upon redemption of the Series 1995-A Note, the underlying automobile receivables were pledged under the terms of the Warehouse Line of Credit. At December 31, 1997 and March 31, 1998, the 1995-A Note did not have an outstanding principal balance.

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

     In connection with the purchase of the Class B Notes, Monaco Funding Corp. borrowed $2,525,000 from a financial institution ("Promissory Note"). The Promissory Note accrues interest at a fixed rate of 16% per annum and is collateralized by the proceeds from the Class B Notes. The Class B Notes, and the Promissory Note, were repaid in April 1998. Monaco Funding Corp. is required to maintain certain covenants and warranties under the Pledge Agreement.

     As of March 31, 1998, the Series 1997-1A Notes and the Promissory Note had note balances of $28,177,864 and $124,837, respectively. The underlying receivables backing the 1997-1A notes had a balance of $32,378,104 as of March 31, 1998.

     The assets of MF I, MF II and Monaco Funding Corp. are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Term Note a nationally recognized insurance company, MBIA, has guaranteed repayment. The MBIA insured Series 1997-1A Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series 1997-1A and Promissory Note noteholders and other general disbursements are paid to MF II on a monthly basis.


NOTE  5  -  STOCKHOLDERS'  EQUITY
---------------------------------

COMMON  STOCK
-------------
     The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B stock retains three votes while each share of Class A stock retains one vote per share.

STOCK  OPTION  PLANS
--------------------
     During the three months ended March 31, 1998, stock options to acquire 60,000 shares at market prices ranging from $0.63 to $0.78 were granted to certain officers and employees of the Company under the Company's stock option plan. During this same period, no options were exercised or canceled.

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

PREFERRED  STOCK
----------------
     In connection with its portfolio acquisition strategy, the Company entered into an Amended and Restated Asset Purchase Agreement dated as of January 8, 1998 (the "Asset Purchase Agreement"), with Pacific USA Holdings Corp. ("Pacific USA") and certain of its wholly-owned or partially-owned subsidiaries - Pacific Southwest Bank ("PSB"), NAFCO Holding Company LLC ("NAFCO"), Advantage Funding Group, Inc. ("Advantage") and PCF Service, LLC - providing for, among other things, the purchase by the Company of sub-prime automobile loans from NAFCO and Advantage having an unpaid principal balance of approximately $81,115,233 for a purchase price of $77,870,623 of which $73,003,709 was paid in cash. Financing was provided by Daiwa Finance Corporation (Note 4). The Company also agreed to issue Daiwa warrants for the purchase of 250,000 shares of Class A Common Stock. The balance of the purchase price of $4,866,914 was paid through the issuance of 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "Preferred Stock") valued at $2.00 per share. Each share of Preferred Stock is convertible at any time into one-half share of Class A Common Stock, or an aggregate of up to 1,216,728 shares of Class A Common Stock. Thus, the effective cost to Pacific USA of the Class A Common Stock issuable upon conversion of the Preferred Stock will be $4.00 per share.

     As required by the Asset Purchase Agreement, PSB entered into a Loan Loss Reimbursement Agreement whereby it agreed to reimburse the Company for up to 15% of any losses incurred by the Company in connection with the loans acquired from NAFCO and Advantage. In consideration therefore, the Company issued 811,152 shares of Class A Common Stock. The Company allocated $1,622,304 to the cost of the purchased loans, which represents the value assigned to the common shares.

     Pacific USA was the record owner of 1,500,000 shares of Class A Common Stock as of December 31, 1997. As a result of the Option Agreement, it was granted the power to vote the 830,000 shares of Class B Common Stock beneficially owned by the Messrs. Ginsburg and Sandler (President and Executive Vice President, respectively, of the Company) ("the Shareholders") and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Also, under the terms of the Asset Purchase Agreement dated January 8, 1998, Pacific USA was issued 811,152 shares of the Company's Class A Common Stock. As of the date of this report, 8,014,631 shares of Class A Common Stock are issued and outstanding and 1,273,715 shares of Class B Common Stock are issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock generally vote together as one class. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 38.6% of the Class A and Class B Common Stock and controls approximately 51.8% of the total voting power. Pacific USA has an option expiring in December 2000 to purchase 830,000 shares of Class B Common Stock, owned by the Shareholders, while the Shareholders have an option, also expiring in December 2000, to require that Pacific USA purchase all of such shares. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA.

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

A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:



                                    THREE MONTHS ENDED MARCH 31,


                                      1998         1997
                                    ---------  ------------
Pretax (loss). . . . . . . . . . .  $(38,161)  $(1,310,294)
                                    =========  ============
Federal tax expense (benefit)
      at statutory rate - 34%. . .  $(12,975)  $  (445,500)
State income tax expense (benefit)    (1,297)      (44,550)
                                    ---------  ------------
                                     (14,272)     (490,050)
Less valuation allowance . . . . .   (14,272)     (490,050)
                                    ---------  ------------
Income tax expense (benefit) . . .  $      0   $         0
                                    =========  ============




     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of March 31, 1998, were as follows:





Deferred tax assets:
Federal and State NOL tax carry-forward  $ 8,469,806
Other . . . . . . . . . . . . . . . . .       44,035
                                         ------------
                                           8,513,841
Valuation Allowance . . . . . . . . . .   (5,350,426)
                                         ------------
Total deferred tax assets . . . . . . .    3,163,415
Deferred tax liabilities:
Depreciation. . . . . . . . . . . . . .      (68,057)
Allowances. . . . . . . . . . . . . . .   (1,553,776)
                                         ------------
Total deferred tax liability. . . . . .   (1,621,833)
                                         ------------
Net deferred tax asset. . . . . . . . .  $ 1,541,582
                                         ============




     The net deferred asset disclosed above equals the deferred income taxes on the balance sheet. The valuation allowance relates to those deferred tax assets that may not be fully utilized.

     As of March 31, 1998, the Company had a net operating loss carryforward of approximately $22.3 million for federal income tax reporting purposes which, if unused, will expire between 2011 and 2013.

     The Company's ability to generate future taxable income will depend upon its ability to implement its growth strategy. At March 31, 1998, management has estimated that it is more likely than not that the Company will have some future net taxable income within the net operating loss carryforward period. Accordingly, a valuation allowance against the deferred tax asset has been established such that operating loss carryforwards will be utilized primarily to the extent of estimated future taxable income. The need for this allowance is subject to periodic review. Should the allowance be increased in a future period, the tax benefits of the carryforwards will be recorded at the time as an increase to the Company's income tax expense. Should the allowance be reduced in a future period, the tax benefits of the carryforwards will be recorded at the time as a reduction to the Company's income tax expense.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -----------------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FORWARD-LOOKING  STATEMENTS
---------------------------
     This quarterly report on form 10-QSB for the period ended March 31, 1998, contains forward-looking statements. Statements that are not historical facts, including statements about management's expectations for fiscal 1998 and beyond, are forward-looking statements. Without limiting the foregoing, the words "believe," "expect," "anticipate," "intends," "forecast," "project" and similar expressions generally identify forward-looking statments. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, adequacy of the allowance for credit losses, availability of Contracts meeting the Company's desired risk parameters, capital expenditures, plans for future operations, financing needs, plans or availability, objectives relating to the Automobile Receivables and the related allowance and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99 to the annual report on Form 10-KSB for December 31, 1997. Such factors include, but are not limited to, the Company's dependence upon additional capital to expand operations, its reliance on debt financing, its recent losses and the effect of the discontinuance of the CarMart operations, its reliance on securitizations, its cost of capital and associated interest rate risks, the risks of lending to higher-risk borrowers, the risk of adverse economic changes, the risk associated with delayed repossessions, the potential inadequacy of its loan loss reserves, the risk associated with extensive regulation, supervision and licensing, the possibility of uninsured losses, the risk associated with substantial competition, its dependence on key personnel, insurance risks, "Year 2000" risks, the effect of outstanding options and warrants, the fact that the Company has, to date, not paid cash dividends on its Common Stock, the risk associated with not meeting the NASDAQ maintenance requirements and the risk associated with one controlling shareholder.

SUMMARY
-------
     The Company's revenues and net (loss) primarily are derived from the Company's loan portfolio consisting of Contracts purchased from the Dealer Network, Contracts purchased from third-party originators, Contracts financed from vehicle sales at the Company's Dealerships and Contracts purchased through portfolio acquisitions.

     The average discount on all Contracts originated pursuant to discounted Finance Programs during the three months ended March 31, 1998 and 1997 was approximately 5.9% and 4.6%, respectively. The Company services all of the loans that it owns. However, from time to time, the Company may acquire loan portfolios under short-term, third party interim servicing agreements. The loan portfolio at March 31, 1998 carries a contract annual percentage rate of interest that averages approximately 23%, before discounts, and has an original weighted average term of approximately 52 months. The average amount financed per Contract for the three months ended March 31, 1998 and 1997 was approximately $9,501 and $10,518, respectively.

RESULTS  OF  OPERATION
----------------------

OVERVIEW
--------


                                                             INCOME  STATEMENT  DATA
                                                         Quarters  ended  March  31,
                                                         ---------------------------
 (dollars in thousands, except share amounts). . . . . . .        1998         1997
                                                            -----------  -----------
Total revenues . . . . . . . . . . . . . . . . . . . . . .  $    6,549   $    3,387
Total costs and expenses . . . . . . . . . . . . . . . . .  $    6,587   $    4,697
Net (loss) . . . . . . . . . . . . . . . . . . . . . . . .        ($38)     ($1,310)
Net (loss) per common share - basic and assuming dilution.  $     0.00       ($0.19)
Weighted average number of common shares outstanding . . .   8,882,770    6,972,094







                                         INCOME  STATEMENT  DATA
                           AS A % OF OUTSTANDING LOAN PORTFOLIO (ANNUALIZED)
                                                 QUARTERS  ENDED  MARCH  31,
                                                ----------------------------
                                                         1998          1997
                                                 -------------  ------------
Average Interest Bearing Loan Portfolio Balance  $156,719,828   $81,002,911
                                                 =============  ============
Interest Income . . . . . . . . . . . . . . . .          16.7%         16.1%
Interest Expense. . . . . . . . . . . . . . . .           7.8%          6.9%
                                                 -------------  ------------
                                                          8.9%          9.2%
Operating Expenses. . . . . . . . . . . . . . .           9.0%         15.7%
Provision for Credit Losses . . . . . . . . . .            __           0.6%
Other Income. . . . . . . . . . . . . . . . . .             -         (0.6%)
                                                 -------------  ------------
                                                          9.0%         15.7%
Loss before Income Taxes. . . . . . . . . . . .         (0.1%)        (6.5%)
Income Tax Benefit. . . . . . . . . . . . . . .             -             -
                                                 -------------  ------------
Net Loss. . . . . . . . . . . . . . . . . . . .         (0.1%)        (6.5%)
                                                 =============  ============









                                    BALANCE  SHEET  DATA
                             MARCH 31,    DECEMBER 31,
 (dollars in thousands) . .        1998            1997
                             -----------  --------------
Total assets. . . . . . . .  $  168,029   $      90,598
Total liabilities . . . . .  $  153,035   $      82,076
Retained earnings (deficit)    ($16,527)       ($16,489)
Stockholders' equity. . . .  $   14,994   $       8,522




     The Company's revenues increased 93% from $3.4 million in the first quarter of 1997 to $6.5 million in the comparable 1998 period. Net (loss) decreased from ($1.3) million in the first quarter of 1997 to ($38,000) in the comparable 1998 period. (Loss) per common share for the first quarter of 1997 were ($0.19), based on 7.0 million weighted average common shares outstanding, compared with $0.00 per common share, based on 8.9 million weighted average common shares outstanding, for the comparable 1998 period. The decrease in net loss was primarily due to increased interest income as a result of portfolio purchases made by the Company since September 1997, partially offset by an increase in interest expense and operating expenses associated with these acquisitions.

OPERATIONAL  ANALYSIS
---------------------



                                              SELECTED  OPERATING  DATA
                                            Quarters  ended  March  31,
                                            ---------------------------
(dollars in thousands, except where noted). . . . .     1998      1997
                                                     --------  --------
Interest income . . . . . . . . . . . . . . . . . .  $ 6,549   $ 3,265
Other income. . . . . . . . . . . . . . . . . . . .        -   $   122
Provision for credit losses . . . . . . . . . . . .  $    17   $   117
Operating expenses. . . . . . . . . . . . . . . . .  $ 3,516   $ 3,179
Interest expense. . . . . . . . . . . . . . . . . .  $ 3,054   $ 1,401
Operating expenses as a % of outstanding portfolio.      2.2%      4.0%
Contracts from Dealer Network . . . . . . . . . . .      465       607
Contracts from portfolio purchases. . . . . . . . .   10,037         -
                                                     --------  --------
 Total contracts. . . . . . . . . . . . . . . . . .   10,502       607
Average amount financed (dollars) . . . . . . . . .  $ 9,501   $10,518





REVENUES
--------
     Total revenues for the quarter ended March 31, 1998, increased $3.2 million when compared to first quarter of 1997 primarily due to an increase of $3.3 million in interest income. The rate of interest income earned for the quarter ended March 31, 1998 was 16.7% based on an average interest bearing portfolio balance of $156,719,828 as compared to a rate of interest income earned of 16.1% based on an average interest bearing portfolio balance of $81,002,911 for the quarter ended March 31, 1997. The Company's management believes the yields for the first quarter of 1998, should be representative of loans purchased during the remainder of 1998 using similar programs and buying criteria which are subject to change based on the Company's future business plans. Other income for the quarter ended March 31, 1998 decreased $0.1 million when compared to the comparable 1997 period primarily due to a one-time other income credit of $0.1 million from the Company's forced place insurance provider in 1997.

     The lower reported interest rate of 16.7% in the first quarter of 1998 and 16.1% in the 1997 first quarter, when compared to the contract annual percentage rate of interest (22.8% at March 31, 1998 and 23.2% at March 31, 1997), results from the Company's use of the excess interest method of accounting. Under this method the Company uses part of its interest income as well as contract discounts and a provision for credit losses to establish its allowance for credit losses on its portfolio.

     During  the  first  quarter  of  1998,  the  Company's  net  Automobile
Receivables increased from $74.3 million at December 31, 1997 to $150.8 million at March 31, 1998. During the first quarter of 1998, the Company originated 465 loans and purchased 10,037 loans through portfolio purchases totaling $99.8 million with an average amount financed of $9,501 as compared to loan originations of 607 totaling $6.4 million with an average amount financed of $10,518 for the first quarter of 1997. The average discount on all Contracts originated by the Company was 5.9% and 4.6% for the quarters ended March 31, 1998 and 1997, respectively.

     The increase in the number and dollar value of loan originations and purchases during the first quarter of 1998, as compared to 1997, of 1,630% and 1,463%, respectively, resulted from the Company's plans to purchase loan portfolios previously originated by third parties. In January 1998, the Company announced that it had completed the acquisition of $81 million in auto loans from affiliates of Pacific USA and in February 1998 the Company acquired approximately $14 million of auto loans from another third party.

     At March 31, 1998, only $1.1 million of the Company's Auto Receivable Loan Portfolio was generated from the discontinued CarMart operations as compared to $3.6 million of its portfolio at March 31, 1997.

COSTS  AND  EXPENSES
--------------------
     The provision for credit losses decreased $100,000 from $117,000 in the quarter ended March 31, 1997 to $17,000 in the comparable 1998 period. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The decrease in the provisions for credit losses primarily was due to the introduction of the excess interest method to record allowances effective January 1, 1995 (see Note 2), as well as changes in certain of the Company's programs. Net charge-offs as a percentage of Average Net Automobile Receivables decreased from 3.0% in the first three months of 1997 to 2.9% in the comparable 1998 period. Although the Company believes that its allowance for credit losses is sufficient for the life of its current portfolio, a provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 1.2% of its loan portfolio over 60 days past due at March 31, 1998 compared with 1.6% at December 31, 1997.

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

     Under static pooling, excess interest and discounts are used to increase the Allowance for Credit Losses and represent the Company's primary reserve for future losses on its portfolio. To the extent that any quarterly pool's excess interest and discount reserves are insufficient to absorb future estimated losses, net of recoveries, adjusted for the impact of current delinquencies, collection efforts, and other economic indicators including analysis of the Company's historical data, the Company will provide for such deficiency through a charge to the Provision for Credit Losses and the establishment of an additional Allowance for Credit Losses. To the extent that any excess interest and discount reserves are determined to be sufficient to absorb future estimated losses, net of recoveries, the difference will be accreted into interest income on an effective yield method over the estimated remaining life of the related quarterly static pool.
     Operating expenses increased $0.3 million, or 10.6%, from $3.2 million in first quarter of 1997 to $3.5 million in the comparable 1998 period. This increase primarily was due to an increase of $212,000 in depreciation and amortization and an increase of $196,000 related to consulting and professional fees. The major components of operating expenses are as follows:




                                     QUARTERS  ENDED  MARCH  31,
(dollars in thousands). . . . . .                       INCREASE
                                        1998     1997    (DECR.)
                                   ----------  -------  --------
Salaries and benefits . . . . . .  $   1,501   $1,538      ($37)
Depreciation and amortization . .        614      404       210
Consulting and professional fees.        792      596       196
Telephone . . . . . . . . . . . .        124      155       (31)
Travel and entertainment. . . . .         58       75       (17)
Loan origination fees . . . . . .        (78)     (81)        3
Rent/Office Supplies/Postage. . .        291      270        21
All other . . . . . . . . . . . .        214      222        (8)
                                   ----------  -------  --------
                                   $   3,516   $3,179   $   337
                                   ==========  =======  ========




     Interest expense increased $1.7 million, or 118%, from $1.4 million in the first quarter of 1997 to $3.1 million in the comparable 1998 period. This increase primarily was due to an increase in borrowings in 1998 used to finance the Company's portfolio acquisitions. An increase in interest rates in 1998 as a result of a paydown in 1997 of the Company's automobile receivables-backed notes at interest rates between 6.45% and 7.6% and borrowings on the warehouse line of credit with Daiwa at interest rates of 2.5% over LIBOR on 85% of the amount advanced and 12% on the remaining 15% of the amount advanced and borrowings on the Company's Portfolio Purchase Credit Facility with Daiwa at an interest rate of 1.0% over LIBOR also contributed to the increase. From December 31, 1997 through March 31, 1998, net increases (decreases) in the Company's debt were as follows:



 (dollars  in  thousands)



Notes payable - LaSalle. . . . . . . . . .   ($6,376)
Warehouse line of credit - Daiwa . . . . .    16,200
Portfolio purchase credit facility - Daiwa    67,578
Promissory  note payable . . . . . . . . .    (1,010)
Convertible subordinated debt. . . . . . .      (692)
Convertible senior subordinated debt . . .      (417)
Automobile receivables-backed notes. . . .    (4,243)
                                            ---------
     Total . . . . . . . . . . . . . . . .  $ 71,040
                                            =========




     The average annualized interest rate on the Company's debt was 10.6% for the first quarter of 1998 versus 7.2% for the comparable 1997 period. This increase was primarily due to additional borrowings on the Company's warehouse line and portfolio purchase credit facilities with Daiwa at interest rates higher than the Company's automobile receivables-backed notes that were redeemed or paid off in 1997.

     The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, increased from 9.3% in the first quarter of 1997 to 12.4% in the comparable 1998 period. This increase was due primarily to a larger interest spread associated with the Company's portfolio acquisitions partially offset by the amortization of excess interest receivable as described in Note 2 of the Notes to Consolidated Financial Statements and an increase in the average annualized interest rate on the Company's debt.

NET  (LOSS)
-----------
     Net loss decreased $1.3 million from $(1.3) million in the first quarter of 1997 to $(38,000) in the comparable 1998 period. This decrease in loss was primarily due to the following changes on the Consolidated Statements of
Operations:




                 INCREASE (DECREASE)
                       TO NET (LOSS)
                     ---------------
(in millions of dollars)
Interest  and other income .  $ 3.2
Provision for credit losses.    0.1
Operating expenses . . . . .   (0.3)
Interest expense . . . . . .   (1.7)
Income tax expense . . . . .    0.0
                              ------
 Net decrease to net (loss).  $ 1.3
                              ======







LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

GENERAL
-------
     The Company's cash flows for the quarters ended March 31, 1998 and 1997 are summarized as follows:


                                                  CASH FLOW DATA
                                        QUARTERS ENDED MARCH 31,
(dollars in thousands). . . . . . . . . . .      1998      1997
                                             ---------  --------
Cash flows provided by (used in):
Operating activities. . . . . . . . . . . .  $  8,123   $    42
Investing activities. . . . . . . . . . . .   (77,551)    1,560
Financing activities. . . . . . . . . . . .    70,737    (1,495)
                                             ---------  --------
Net increase  in cash and cash equivalents.  $  1,309   $   107
                                             =========  ========




     The Company's business has been and will continue to be cash intensive. The Company's principal need for capital is to fund cash payments made to Dealers and to third-party originators in connection with purchases of installment contracts and the purchase of existing loan portfolios. These purchases have been financed through the Company's capital, warehouse lines of credit, securitizations and cash flows from operations. It is the Company's intent to use its warehouse line of credit, as described in detail below, together with periodic securitizations of Contracts, to provide the liquidity to finance the purchase of additional installment Contracts.

     In order to further insure the Company's ability to finance the purchase of installment contracts and thereby continue to grow, the Company continues to seek to obtain additional warehouse credit facilities on terms more favorable than those currently in place as described in Note 4 of the Notes to Consolidated Financial Statements. If the Company is successful in obtaining such facilties, they will provide the Company with additional working capital to the extent that the new cash advance terms are more favorable than those the Company currently has in place. No assurance can be given as to if, or when, the Company would be able to consummate such transactions.

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


     In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of March 31, 1998, the Company had repurchased 26,900 shares of Class A Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not anticipate a change in this policy in the foreseeable future. Certain of the Company's loan agreements contain covenants that restrict the payment of cash dividends.

PORTFOLIO  ACQUISITION
----------------------
     On October 9, 1996, the Company entered into a Securities Purchase Agreement with Pacific USA Holdings Corp. ("Pacific") whereby, among other things, Pacific agreed to acquire certain shares of the Company's Class A Common Stock. On November 1, 1996, the Company entered into a Loan Agreement with Pacific whereby Pacific loaned the Company $3 million ("Pacific Loan"). On February 7, 1997, the Securities Purchase Agreement was terminated by the parties, however, the Pacific Loan and its corresponding Installment Note remained in effect. On April 25, 1997, the Company executed a Conversion and Rights Agreement (the "Conversion Agreement") with Pacific. The Conversion Agreement converted the entire $3,000,000 outstanding principal amount of the installment note made by Pacific to the Company into 1.5 million restricted shares of the Company's Class A Common Stock. The Conversion Agreement also released the Company from all liability under the Loan Agreement executed on October 29, 1996 between the Company and Pacific pursuant to which the $3 million loan was made.

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

     Pacific USA was the record owner of 1,500,000 shares of Class A Common Stock as of December 31, 1997. As a result of the Option Agreement, it was granted the power to vote the 830,000 shares of Class B Common Stock beneficially owned by the Messrs. Ginsburg and Sandler (President and Executive Vice President, respectively, of the Company) ("the Shareholders") and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Also, under the terms of the Asset Purchase Agreement dated January 8, 1998, Pacific USA was issued 811,152 shares of the Company's Class A Common Stock. As of the date of this report, 8,014,631 shares of Class A Common Stock are issued and outstanding and 1,273,715 shares of Class B Common Stock are issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock generally vote together as one class. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 38.6% of the Class A and Class B Common Stock and controls approximately 51.8% of the total voting power. Pacific USA has an option expiring in December 2000 to purchase 830,000 shares of Class B Common Stock, owned by the Shareholders, while the Shareholders have an option, also expiring in December 2000, to require that Pacific USA purchase all of such shares. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA.

     Financing for this transaction was provided by Daiwa Finance Corporation ("Daiwa"). In January 1998, MF Receivables Corp. IV ("MF IV"), a wholly owned special purpose subsidiary of the Company, entered into a $73,926,565.01 Portfolio Purchase Credit Facility (the "Credit Facility") with Daiwa. All advances received under the Credit Facility are secured by eligible purchased loan Contracts and all proceeds received from those Contracts. The scheduled maturity date with respect to the advances under the Credit Facility is the earlier of January 6, 1999 or the disposition date of the eligible purchased loan Contract. Under the Credit Facility, prior to July 1, 1998, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 1.0% per annum. Effective July 1, 1998, the interest rate on this advance changes to LIBOR plus 3.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of LIBOR plus 1.0% per annum prior to July 1, 1998. Effective July 1, 1998, the interest rate on this advance changes to 15% per annum. The Credit Facility Agreement requires the Company to maintain certain standard ratios and covenants. At March 31, 1998, the Credit Facility had an outstanding balance of $67,578,073.

     The assets of MF IV are not available to pay general creditors of the Company. All cash collections in excess of disbursements to Daiwa and other general disbursements are paid to MF IV on a monthly basis.

     In connection with this financing, the Company also agreed to issue Daiwa warrants for the purchase of 250,000 shares of Class A Common Stock.

ASSET-BACKED  SECURITIZATIONS
-----------------------------
     In November 1994, MF Receivables Corp. I. ("MF I"), the Company's wholly owned special purpose subsidiary, sold, in a private placement, $23,861,823 of 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrued interest at a fixed rate of 7.6% per annum.

     On July 24, 1997, the Company redeemed the outstanding principal balance of its Series 1994-A Notes. The bonds were redeemed at their principal amount of $1,220,665.33 plus accrued interest to July 24, 1997. Upon redemption of the Series 1994-A Notes, the underlying automobile receivables of approximately $2.5 million were pledged under the terms of the Revolving Note.

     In May of 1995, MF I issued its Floating Rate Auto Receivables-Backed Note (Revolving Note" or "Series 1995-A Note"). MF I acquired Contracts from the Company which were pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving Note was repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note could have been used to borrow up to an aggregate of $150 million through May 16, 1998. In April 1998, the Company terminated the Revolving Note. An Indenture and Servicing Agreement required that the Company and MF I maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture required MF I to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including all future Contracts acquired by MF I.

     The Series 1995-A Note accrued interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provided customary collection and servicing activities for the Contracts. The maximum limit for the Series 1995-A Note was $40 million.

     On December 4, 1997, the Company redeemed the outstanding principal balance of its Series 1995-A Note. The bonds were redeemed at their principal amount of $12,271,457 plus accrued interest to December 4, 1997. Upon redemption of the Series 1995-A Note, the underlying automobile receivables were pledged under the terms of the Warehouse Line of Credit. At December 31, 1997 and March 31, 1998, the 1995-A Note did not have an outstanding principal balance.

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

     In connection with the purchase of the Class B Notes, Monaco Funding Corp. borrowed $2,525,000 from a financial institution ("Promissory Note"). The Promissory Note accrues interest at a fixed rate of 16% per annum and is collateralized by the proceeds from the Class B Notes. The Class B Notes, and the Promissory Note, were repaid in April 1998. Monaco Funding Corp. is required to maintain certain covenants and warranties under the Pledge Agreement.

     As of March 31, 1998, the Series 1997-1A Notes and the Promissory Note had a note balance of $28,177,864 and $124,837, respectively. The underlying receivables backing the 1997-1A notes had a balance of $32,378,104 as of March 31, 1998.

     The assets of MF I, MF II and Monaco Funding Corp. are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Term Note, a nationally recognized insurance company, MBIA, has guaranteed repayment. The MBIA insured Series 1997-1A Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series 1997-1A and Promissory Note noteholders and other general disbursements are paid to MF II on a monthly basis.

WAREHOUSE  LINES  OF  CREDIT  AND  OTHER  DEBT
----------------------------------------------
     In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank ("LaSalle") providing a line of credit of up to $15 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit was extended from January 1, 1998 to March 23, 1998, at which time the outstanding balance on the line of credit was paid in full. At the option of the Company, the interest rate charged on the loans was either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company was obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances was subject to standard conditions. The collateral securing payment consisted of all Contracts pledged and all other assets of the Company. The Company had agreed to maintain certain restrictive financial covenants.

     On or about March 23, 1998, the Company entered into a senior debt financing facility with LaSalle that had an outstanding balance of $50,000 at March 31, 1998.

     In  December  1997,  MF  Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75 million Warehouse Line of Credit with Daiwa. All advances received under the line of credit are secured by eligible loan Contracts and all proceeds received from those Contracts. The scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per annum. The Company is obligated to pay Daiwa an unused facility fee equal to .375% of the average daily unused portion of the credit agreement. The Credit Agreement requires the Company to maintain certain standard ratios and covenants. At March 31, 1998, the Company had borrowed $46.2 million against this line of credit.

     The assets of MF III are not available to pay general creditors of the Company. All cash collections in excess of disbursements to Daiwa and other general disbursements are paid to MF III on a monthly basis.

     During 1993, the Company completed the Note Offering described in Note 4 of the Notes to Consolidated Financial Statements. In the Note Offering, the Company sold 7% Convertible Subordinated Notes in the aggregate principal amount of $2,000,000. The purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount on September 15, 1993. The principal amount of the Notes, plus accrued interest thereon, was due March 1, 1998. On March 1, 1998, the Company repaid $692,500 of principal amount of the Notes. The maturity date of the remaining principal amount of the Notes of $692,500 was extended to April 15, 1998, without penalty, at which time the Company repaid the remaining principal amount. The Notes were convertible into Class A Common Stock of the Company at any time prior to maturity at a conversion price of $3.42 per share, subject to adjustment for dilution. Certain of these Notes with an aggregate principal amount of $1,615,000 were converted in 1994 and 1995, resulting in the issuance of 472,219 shares of Class A Common Stock.

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

     The Agreements underlying the terms of the Company's Automobile Receivable - Backed Securitization Program ("Securitization Program") and the Warehouse Line of Credit and Portfolio Purchase Credit Facility with Daiwa Finance Corp., described herein, contain certain covenants which, if not complied with, could materially restrict the Company's liquidity. Furthermore, if Net Charge-Offs increase in the future, the Company's liquidity and its ability to increase its loan portfolio may be impacted negatively. Under the terms of the Revolving Note and the credit facilities with Daiwa, approximately 80% and 90%, respectively, of the face amount of Contracts, in the aggregate, is advanced to the Company for purchasing qualifying Contracts. The balance must be financed through capital.

NASDAQ  LISTING  REQUIREMENTS
-----------------------------
     Commencing February 23, 1998, the requirements for continued trading of securities on the NASDAQ National Market and on the NASDAQ Small Cap Market were changed to include requirements that (i) the minimum bid price for common stock must be $1.00 or more per share, and (ii) the market value of the public float must be $5 million or more for a National Market security and $1 million or more for a Small Cap Market security. If a deficiency exists for a period of 30 consecutive business days, NASDAQ is required to promptly notify the issuer, which will have a period of 90 calendar days from such notification to achieve compliance. Compliance can be achieved by meeting the applicable standard for a minimum of ten consecutive business days during the 90-day compliance period.

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

OTHER
-----

INFLATION
---------
     Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to March 31, 1998.

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

     During 1997, the Company acquired contracts from approximately 375 dealers in 28 states, the majority of which were purchased in five states. In order to increase efficiency and reduce operating expenses, in the first half of 1997, the Company temporarily reduced its marketing representatives from 16 to 6. In August 1997, the Company initiated its strategy to increase its Dealer Network by hiring two regional marketing managers. At March 31, 1998 the Company had increased its marketing representatives to 11.

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

     COLLECTIONS MANAGEMENT: Management believes that collections and recovery are vital to the successful operation of the Company. The Company has invested substantial amounts of time, money and resources in developing an efficient collections department. The results of the Company's efforts are evidenced by its percentage of delinquent contracts, which at March 31, 1998, was 7.9% over 30 days past due. This percentage consisted of 6.7% 30 to 59 days past due, 1.1% 60 to 89 days past due and 0.1% over 90 days past due. Further additions and improvements to its collections department and systems, both in personnel and automated equipment, would enable the Company, for the first time, to seek out servicing and collections of Sub-prime auto loans for others in similar businesses which could result in creating a new revenue source for the Company.

     VOTING POWER: As a result of the Asset Purchase Agreement dated January 8, 1998, Pacific USA Holdings Corp. ("Pacific USA") increased its voting power in the Company to 51.8%. Pacific USA is the beneficial owner of 38.6% of the Company's outstanding voting stock. Pacific USA is a diverse U.S. holdings company, 100% owned by Pacific Electric Wire & Cable, Ltd. of Hong Kong. Pacific USA is a multi-billion dollar company which owns various businesses including but not limited to home building, home equity lending, sub-prime auto finance, loan servicing and also is the 100% owner of Pacific Southwest Bank. The various companies involved in this transaction currently are reviewing the Company's business plan to determine whether the business plan could be modified for additional opportunities which may be available as a result of the association with Pacific USA.

Implementation of the foregoing strategy will be dependent upon a number of factors including but not limited to: (i) competition; (ii) the ability of the Company to acquire contracts at a price commensurate with estimated risk, through its Dealer Network and portfolio purchases; (iii) the ability of the Company to maintain and increase its capital and warehouse lines of credit;
(iv) and, the ability of the Company to successfully complete securitizations of its portfolio.

------



                     MONACO FINANCE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                         QUARTER ENDED MARCH 31, 1998

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------
     None.

ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------
     (b.) Certain of the Company's loan agreements, including loan agreements entered into in the first quarter of 1996, contain covenants that restrict the payment of cash dividends.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------
     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------
     On March 4, 1998, a special meeting of shareholders of the Company was held for the following purposes:

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



     The aforementioned proposals were passed with the following votes, respectively:



1.  7,016,151 FOR;  3,392,279 WITHHELD;  521,029 AGAINST;    and 95,165 ABSTAIN.
2.  9,853,312 FOR;    466,881 WITHHELD;  612,846 AGAINST;    and 91,585 ABSTAIN.




ITEM  5.  OTHER  INFORMATION
----------------------------
     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------
(a)  Exhibits:
     11  -          Computation  of  Net  Earnings  per Common Share. Page 33.
     27  -          Financial  Data  Schedule.  Page  34.

(b)  Reports  on  Form  8  -  K:
     A Form 8-K dated January 8, 1998, was filed announcing that the Registrant had entered into an Amended and Restated Asset Purchase Agreement with Pacific USA Holdings Corp., and certain of its wholly-owned and partially-owned subsidiaries, providing for, among other things, the purchase by the Registrant of $81.1 million of sub-prime auto loans.

     A Form 8-K dated March 4, 1998 was filed announcing the voting results from the special meeting of shareholders held on March 4, 1998.




                                           EXHIBIT 11
                             MONACO FINANCE, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                            1998          1997
                                                                      -----------  ------------
EARNINGS (LOSS) PER COMMON SHARE - BASIC AND ASSUMING DILUTION

NET EARNINGS (LOSS)
--------------------------------------------------------------------

Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    ($38,161)  ($1,310,294)
                                                                      ===========  ============

AVERAGE COMMON SHARES OUTSTANDING
--------------------------------------------------------------------

Weighted average common shares outstanding - basic . . . . . . . . .   8,882,770     6,972,094
Shares issuable from assumed exercise of stock options (a) . . . . .          (b)           (b)
Shares issuable from assumed exercise of stock warrants (a). . . . .          (b)           (b)
Shares issuable from assumed conversion of 7% subordinated debt. . .          (b)           (b)
Shares issuable from assumed conversion of senior subordianted note.          (b)           (b)
                                                                      -----------  ------------
Weighted average common shares outstanding - assuming dilution . . .   8,882,770     6,972,094
                                                                      ===========  ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC AND ASSUMING DILUTION
--------------------------------------------------------------------

(Loss) per common share - basic and assuming dilution. . . . . . . .  $     0.00        ($0.19)
                                                                      ===========  ============

     Notes:
     ------
(a)          Dilutive  potential  common shares are calculated using the treasury stock method.
(b)          The  computation  of earnings per common share assuming dilution excludes dilutive potential  common  shares  that  have  an  anti-dilutive  effect  on  earnings  per  share.

                                  EXHIBIT 27


                                MONACO FINANCE, INC., AND SUBSIDIARIES
                                       FINANCIAL DATA SCHEDULE

                                 FOR THE MONTHS ENDING MARCH 31, 1998

ITEM                                                         3 -MOS        YEAR-TO-DATE
----                                                       ---------       --------------
Fiscal year end. . . . . . . . . . . . . . . . . . . . . .      31-Dec-98       31-Dec-98
Period end . . . . . . . . . . . . . . . . . . . . . . . .      31-Mar-98       31-Mar-98
Period type. . . . . . . . . . . . . . . . . . . . . . . .        3 month         3 month
Cash and cash items                                         $  10,135,841   $  10,135,841
Marketable securities                                       $           0   $           0
Notes and accounts receivable trade                         $ 170,804,662   $ 170,804,662
Allowance for doubtful accounts                             ($20,022,784)   ($20,022,784)
Inventory                                                   $           0   $           0
Total current assets                                        $           0   $           0
Property, plant and equipment                               $   4,162,583   $   4,162,583
Accumulated depreciation                                    $   1,980,964   $   1,980,964
Total assets                                                $ 168,028,697   $ 168,028,697
Total current liabilities                                   $           0   $           0
Bonds, mortgages and similar debt                           $ 150,689,939   $ 150,689,939
Preferred stock-mandatory redemption                        $           0   $           0
Preferred stock no-mandatory redemption                     $   4,866,914   $   4,866,914
Common stock                                                $      92,883   $      92,883
Other stockholders' equity                                  $  10,033,692   $  10,033,692
Total liabilities and stockholders' equity                  $ 168,028,697   $ 168,028,697
Net sales of tangible products                              $           0   $           0
Total revenues                                              $   6,549,248   $   6,549,248
Cost of tangible goods sold                                 $           0   $           0
Total costs and expenses applicable to sales and revenues   $   3,516,014   $   3,516,014
Other costs and expenses                                    $           0   $           0
Provision for doubtful accounts and notes                   $      16,873   $      16,873
Interest and amortization of debt discount                  $   3,054,522   $   3,054,522
Income before taxes and other items                             ($38,161)       ($38,161)
Income tax expense                                          $           0   $           0
Income/(loss) continuing operations                             ($38,161)       ($38,161)
Discontinued operations                                     $           0   $           0
Extraordinary items                                         $           0   $           0
Cumulative effect-changes in accounting principals          $           0   $           0
Net income (loss)                                               ($38,161)       ($38,161)
Earnings per common share-basic                             $        0.00   $        0.00
Earnings per common share-assuming dilution                 $        0.00   $        0.00


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          MONACO  FINANCE,  INC.
          (Registrant)


     Date:  May  15,  1998
     By:    /s/  Morris  Ginsburg
     ----------------------------
     Morris  Ginsburg,  President,
     Chief  Executive  Officer,  Principal
     Financial  and  Accounting  Officer
     and  Director