Form 10QSB
period 1998-06-30
MONACO FINANCE INC
filed 1998-08-14
CIK 865830

22


                                  FORM 10-QSB


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: JUNE 30, 1998

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


Number of shares outstanding of the Issuer's Common Stock as of June 30, 1998:

Class  A  Common  Stock,  $.01  par  value:  8,054,631  shares
Class  B  Common  Stock,  $.01  par  value:  1,273,715  shares

Exhibit  index  is  located  on  page  34.
Total  number  of  pages  is  37.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                          QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
PART  I  -  FINANCIAL  INFORMATION
Consolidated  Statements  of  Operations  for  the  three
 months ended June 30, 1998 and 1997 (unaudited)                             3
Consolidated  Statements  of  Operations  for  the  six
 months ended June 30, 1998 and 1997 (unaudited)                             4
Consolidated  Balance  Sheets  at  June  30,  1998
 (unaudited) and December 31, 1997                                           5
Consolidated  Statement  of  Shareholders'  Equity  for  the
 six months ended June 30, 1998 (unaudited)                                  6
Consolidated  Statements  of  Cash  Flows  for  the  six
 months ended June 30, 1998 and 1997 (unaudited)                             7
Notes to the Consolidated Financial Statements (unaudited)                8-20
Management's  Discussion  and  Analysis  of  Financial
 Condition and Results of Operations                                     21-32
PART II - OTHER INFORMATION                                              33-36
EXHIBIT  11  -  Computation  of  Earnings  (Loss)  per
 Common Share                                                               35
EXHIBIT 27 - Financial Data Schedule                                        36

SIGNATURES                                                                  37

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                     MONACO FINANCE, INC. AND SUBSIDIARIES


                           CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                        (UNAUDITED)
                                   THREE  MONTHS  ENDED  JUNE  30,

                                                                       1998           1997
                                                               -------------  -------------

REVENUES:
Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,177,716   $  3,091,430
Other income. . . . . . . . . . . . . . . . . . . . . . . . .         8,677              6
                                                               -------------  -------------
     Total revenues . . . . . . . . . . . . . . . . . . . . .     5,186,393      3,091,436

COSTS AND EXPENSES:
Provision for credit losses (Note 2). . . . . . . . . . . . .         8,659         77,270
Operating expenses. . . . . . . . . . . . . . . . . . . . . .     3,779,849      2,708,709
Interest expense (Note 4) . . . . . . . . . . . . . . . . . .     2,693,552      1,353,350
                                                               -------------  -------------
     Total costs and expenses . . . . . . . . . . . . . . . .     6,482,060      4,139,329
                                                               -------------  -------------

(Loss) before income taxes. . . . . . . . . . . . . . . . . .    (1,295,667)    (1,047,893)
Income tax (benefit) (Note 6) . . . . . . . . . . . . . . . .             -              -
                                                               -------------  -------------

Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . .   ($1,295,667)   ($1,047,893)
                                                               =============  =============


(LOSS) PER COMMON SHARE - BASIC AND DILUTED (NOTES 1 AND 5):

Net (loss) per common share - basic and diluted . . . . . . .        ($0.14)        ($0.14)
                                                               =============  =============

Weighted average number of common shares outstanding. . . . .     9,308,346      7,724,594



     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES


                           CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                        (UNAUDITED)
                                 SIX  MONTHS  ENDED  JUNE  30,

                                                                       1998           1997
                                                               -------------  -------------

REVENUES:
Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,726,954   $  6,356,556
Other income. . . . . . . . . . . . . . . . . . . . . . . . .         8,687        122,000
                                                               -------------  -------------
     Total revenues . . . . . . . . . . . . . . . . . . . . .    11,735,641      6,478,556

COSTS AND EXPENSES:
Provision for credit losses (Note 2). . . . . . . . . . . . .        25,532        194,249
Operating expenses. . . . . . . . . . . . . . . . . . . . . .     7,295,863      5,887,984
Interest expense (Note 4) . . . . . . . . . . . . . . . . . .     5,748,074      2,754,510
                                                               -------------  -------------
     Total costs and expenses . . . . . . . . . . . . . . . .    13,069,469      8,836,743
                                                               -------------  -------------

(Loss) before income taxes. . . . . . . . . . . . . . . . . .    (1,333,828)    (2,358,187)
Income tax (benefit) (Note 6) . . . . . . . . . . . . . . . .             -              -
                                                               -------------  -------------

Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . .   ($1,333,828)   ($2,358,187)
                                                               =============  =============


(LOSS) PER COMMON SHARE - BASIC AND DILUTED (NOTES 1 AND 5):

Net (loss) per common share - basic and diluted . . . . . . .        ($0.15)        ($0.32)
                                                               =============  =============

Weighted average number of common shares outstanding. . . . .     9,095,558      7,348,344

     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES


                                   CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1998 AND DECEMBER 31, 1997
                                                                   JUNE 30, 1998    DECEMBER 31,
                                                                      (UNAUDITED)       1997
----------------------------------------------------------------  ---------------  --------------
ASSETS
     Cash and cash equivalents . . . . . . . . . . . . . . . . .  $    1,336,303   $     757,541
     Restricted cash . . . . . . . . . . . . . . . . . . . . . .       7,466,794       8,080,033
     Automobile receivables - net (Notes 2 and 4). . . . . . . .     130,538,263      74,324,431
     Repossessed vehicles held for sale. . . . . . . . . . . . .       5,372,291       1,738,331
     Deferred income taxes (Note 6). . . . . . . . . . . . . . .       1,541,582       1,579,779
     Furniture and equipment, net of accumulated
       depreciation of $2,222,616 (1998) and $2,095,450 (1997) .       2,541,989       2,055,774
     Other assets. . . . . . . . . . . . . . . . . . . . . . . .       1,880,599       2,061,832
          Total assets . . . . . . . . . . . . . . . . . . . . .  $  150,677,821   $  90,597,721
                                                                  ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable. . . . . . . . . . . . . . . . . . . . . .  $    2,195,698   $   1,537,791
     Accrued expenses and other liabilities. . . . . . . . . . .         856,626         888,309
     Notes payable (Note 4). . . . . . . . . . . . . . . . . . .               -       6,375,549
     Warehouse note payable (Note 4) . . . . . . . . . . . . . .     100,495,842      30,000,000
     Heartland promissory note payable (Note 4). . . . . . . . .               -       1,135,232
     Pacific USA Holdings Corp. promissory note payable (Note 4)       2,500,000               -
     Convertible subordinated debt (Note 4). . . . . . . . . . .               -       1,385,000
     Senior subordinated debt -Rothschild (Note 4) . . . . . . .       1,899,998       3,333,332
     Senior subordinated debt -Black Diamond (Note 4). . . . . .       4,865,000       5,000,000
     Automobile receivables-backed notes (Note 4). . . . . . . .      24,279,037      32,421,076
                                                                  ---------------  --------------
          Total liabilities. . . . . . . . . . . . . . . . . . .     137,092,201      82,076,289
Commitments and contingencies (Note 3)
Stockholders' equity (Note 5)
       Preferred stock; no par value, 10,000,000 shares
         authorized, 2,356,236 shares (1998) issued. . . . . . .       4,712,472               -
       Class A common stock, $.01 par value; 30,000,000
         shares authorized, 8,054,631 shares (1998) and
         7,203,479 shares (1997) issued. . . . . . . . . . . . .          80,546          72,035
       Class B common stock, $.01 par value; 2,250,000
         shares authorized, 1,273,715 shares (1998) and
         1,273,715 shares (1997) issued. . . . . . . . . . . . .          12,737          12,737
       Additional paid-in capital. . . . . . . . . . . . . . . .      26,602,499      24,925,466
       Accumulated (deficit) . . . . . . . . . . . . . . . . . .     (17,822,634)    (16,488,806)
                                                                                   --------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . .      13,585,620       8,521,432
                                                                  ---------------
Total liabilities and stockholders' equity . . . . . . . . . . .  $  150,677,821   $  90,597,721
                                                                  ===============  ==============


     See  notes  to  consolidated  financial  statements.

                                          MONACO FINANCE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                      (UNAUDITED)

                                                                       CLASS A               CLASS B         ADDITIONAL
                                       PREFERRED STOCK             COMMON  STOCK          COMMON STOCK        PAID-IN
                                 SHARES           AMOUNT         SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL
                             ---------------  --------------  ------------  --------  -----------  -------  -----------
Balance - December 31, 1997                -  $            0     7,203,479  $ 72,035    1,273,715  $12,737  $24,925,466
Shares issued related
to portfolio acquisition. .        2,356,236       4,712,472       811,152     8,111            -        -    1,614,193
Exercise of stock options .                -               -        40,000       400            -        -       20,840
Issuance of warrants. . . .                -               -             -         -            -        -       42,000
Net (loss) for the year . .                -               -             -         -            -        -            -
                             ---------------  --------------  ------------  --------  -----------  -------  -----------
Balance - June 30, 1998 . .        2,356,236  $    4,712,472     8,054,631  $ 80,546    1,273,715  $12,737  $26,602,499
                             ===============  ==============  ============  ========  ===========  =======  ===========




                              ACCUMULATED
                                DEFICIT        TOTAL
                             -------------  ------------
Balance - December 31, 1997  ($16,488,806)  $ 8,521,432
Shares issued related
to portfolio acquisition. .             -     6,334,776
Exercise of stock options .             -        21,240
Issuance of warrants. . . .             -        42,000
Net (loss) for the year . .    (1,333,828)   (1,333,828)
                             -------------  ------------
Balance - June 30, 1998 . .  ($17,822,634)  $13,585,620
                             =============  ============

     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES


                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                         (UNAUDITED)

                                                                SIX  MONTHS  ENDED  JUNE  30,
                                                                -----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Cash flows from operating activities:
---------------------------------------------------------------
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . .   ($1,333,828)   ($2,358,187)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
          Depreciation. . . . . . . . . . . . . . . . . . . . .       552,193        441,448
          Provision for credit losses . . . . . . . . . . . . .        25,532        194,249
          Amortization of excess interest . . . . . . . . . . .     4,022,051      2,384,155
          Amortization of other assets. . . . . . . . . . . . .       640,528        364,360
          Amortization attributable to issuance of warrants . .        42,000              -
          Deferred tax asset. . . . . . . . . . . . . . . . . .        38,197              -
          Other . . . . . . . . . . . . . . . . . . . . . . . .       (16,828)         3,027
                                                                 -------------  -------------
                                                                    3,969,845      1,029,052
     Change in assets and liabilities:
          Other receivables . . . . . . . . . . . . . . . . . .     5,762,648       (426,025)
          Prepaid expenses. . . . . . . . . . . . . . . . . . .        55,427       (179,301)
          Accounts payable. . . . . . . . . . . . . . . . . . .       657,907         23,466
          Accrued liabilities and other . . . . . . . . . . . .       (49,291)       (61,259)
                                                                 -------------  -------------
Net cash provided by operating activities . . . . . . . . . . .    10,396,536        385,933
                                                                 -------------  -------------
Cash flows from investing activities:
---------------------------------------------------------------
     Retail installment sales contracts purchased . . . . . . .   (94,175,471)   (16,529,660)
     Proceeds from payments on contracts. . . . . . . . . . . .    30,839,224     19,694,740
     Purchases of furniture and equipment . . . . . . . . . . .    (1,040,599)      (616,268)
     Equipment deposits and other . . . . . . . . . . . . . . .         2,191            726
                                                                 -------------  -------------
Net cash (used in) provided by investing activities . . . . . .   (64,374,655)     2,549,538
                                                                 -------------  -------------
Cash flows from financing activities:
---------------------------------------------------------------
     Net borrowings under lines of credit . . . . . . . . . . .    64,170,293        (50,000)
     Net decrease (increase) in restricted cash . . . . . . . .       613,239     (1,172,759)
     Borrowings on asset-backed notes . . . . . . . . . . . . .             -     49,917,896
     Repayments on asset-backed notes . . . . . . . . . . . . .    (8,142,039)   (53,550,546)
     Repayments on senior subordinated debentures-Rothschilds .    (1,433,334)      (833,334)
     Repayments on senior subordinated debentures-Black Diamond      (135,000)             -
     Proceeds from issuance of promissory note. . . . . . . . .     2,500,000      2,525,000
     Repayments on promissory note. . . . . . . . . . . . . . .    (1,135,232)             -
     Repayments on convertible subordinated debt. . . . . . . .    (1,385,000)             -
     Proceeds from exercise of stock options. . . . . . . . . .        21,240          9,375
     Increase in debt issue and conversion costs. . . . . . . .      (517,286)      (720,169)
                                                                 -------------  -------------
Net cash provided by (used in) financing activities . . . . . .    54,556,881     (3,874,537)
                                                                 -------------  -------------
Net increase (decrease) in cash and cash equivalents. . . . . .       578,762       (939,066)
Cash and cash equivalents, January 1. . . . . . . . . . . . . .       757,541      1,227,441
Cash and cash equivalents, June 30. . . . . . . . . . . . . . .  $  1,336,303   $    288,375
                                                                 =============  =============


     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

     Monaco Finance, Inc. (the "Company") is a specialty consumer finance company engaged in the business of underwriting, acquiring, servicing and securitizing automobile retail installment contracts ("Contract(s)"). The Company provides special finance programs (the "Program(s)") to assist purchasers of vehicles who do not qualify for traditional sources of bank financing due to their adverse credit history, or for other reasons which may indicate credit or economic risk ("Sub-prime Customers"). The Company also purchases portfolios of sub-prime loans from third parties other than dealers. The Company acquires Contracts in connection with the sale of new and used vehicles to customers from automobile dealers (the "Dealer(s)" or the "Dealer Network") located in twenty-four states, the majority of which are acquired from five states.

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

PRINCIPLES  OF  CONSOLIDATION
-----------------------------
     The Company's consolidated financial statements include the accounts of Monaco Finance, Inc. and its wholly owned subsidiaries, CarMart Auto Receivables Company and MF Receivables Corp. I ("MF I"), MF Receivables Corp. II ("MF II"), MF Receivables Corp. III ("MF III"), MF Receivables Corp. IV ("MF IV") and Monaco Funding Corp. (the "Subsidiaries"). All intercompany accounts and transactions have been eliminated in consolidation.

INTERIM  UNAUDITED  FINANCIAL  STATEMENTS
-----------------------------------------
     Information with respect to June 30, 1998 and 1997, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results of the entire year.

REPOSSESSED  VEHICLES  HELD  FOR  SALE
--------------------------------------
     Repossessed vehicles held for sale consist of repossessed vehicles awaiting liquidation, sold vehicles for which payment has not been received, vehicles in the process of being repossessed and unlocated vehicles (skips). All vehicles are carried at estimated actual cash value. At June 30, 1998 and December 31, 1997, approximately 1,369 and 484 vehicles, respectively, were awaiting repossession or liquidation. This increase in vehicles was primarily due to the charge-off of loans acquired in 1998 portfolio acquisitions of over $100 million.

EARNINGS  PER  SHARE
--------------------
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, ("SFAS 128") which requires the presentation of basic and diluted earnings per share on the face of the income statement for entities with a complex capital structure. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per share is computed similarly, but also gives effect to the impact convertible securities, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of diluted earnings per share computation. The Company implemented SFAS 128 effective with its December 31, 1997, financial statements. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of convertible securities in the three and six months June 30, 1997 primary and fully diluted earnings per share computations and the three and six months June 30, 1998 dilutive earnings per share computations antidilutive. Accordingly, convertible securities have already been excluded from the previously reported primary and fully diluted earnings per share amounts and do not require restatement. Basic and dilutive earnings per share are the same for each period presented.

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

In connection with the purchase of Contracts, the Company is required to estimate the number and dollar amount of loans expected to result in defaults and to estimate the amount of loss that will be incurred under each default. The Company currently provides allowances for these losses based on the historical performance of the Contracts, which are tracked by the Company on a static pool basis. The actual losses incurred could differ materially from the amounts the Company has estimated in preparing the historical consolidated financial statements.

TREASURY  STOCK
---------------
     In accordance with Section 7-106-302 of the Colorado Business Corporation Act, shares of its own capital stock acquired by a Colorado corporation are deemed to be authorized but unissued shares. APB Opinion No. 6 requires the accounting treatment for acquired stock to conform to applicable state law.


SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION
------------------------------------------------------

                             JUNE  30,
                          1998        1997
                    ----------  ----------
Cash Payments for:
Interest . . . . .  $5,525,265  $2,813,246
Income Taxes . . .  $    3,180  $    2,704




Non-cash  investing  and  financing  activities:
------------------------------------------------
     In April 1997, Pacific USA Holdings Corp. ("Pacific USA") converted the entire $3.0 million outstanding principal amount of an installment note payable made by Pacific USA to the Company into 1.5 million shares of the Company's Class A Common Stock. See Note 4. Included as part of the consideration paid for the January 1998 portfolio acquisition from Pacific USA Holdings Corp. (Notes 4 and 5), the Company issued 811,152 shares of Class A Common Stock valued at $2.00 per share and 2,433,457 shares of 8% Cumulative Convertible Preferred Stock, Series 1998-1 valued at $2.00 per share. As of June 30, 1998, Pacific USA repurchased certain loans that will result in the surrender of 77,221 shares of Preferred Stock.

RECLASSIFICATIONS
-----------------
     Certain prior year balances have been reclassified in order to conform to the current year presentation.

NOTE  2  -  AUTOMOBILE  RECEIVABLES
-----------------------------------



Automobile  receivables  consist  of  the  following:


                                                              JUNE 30,           DECEMBER 31,
                                                                          1998          1997
                                                   ---------------------------   -----------
Retail installment sales contracts. . . . . . . .  $               102,992,647   $37,103,262
Retail installment sales contracts-Trust (Note 4)                   27,607,454    37,323,549
Excess interest receivable. . . . . . . . . . . .                    8,408,730     4,849,209
Other . . . . . . . . . . . . . . . . . . . . . .                      938,892       777,749
Accrued interest. . . . . . . . . . . . . . . . .                    1,714,423     1,121,161
                                                   ----------------------------  -----------
Total finance receivables . . . . . . . . . . . .                  141,662,146    81,174,930
Allowance for credit losses . . . . . . . . . . .                  (11,123,883)   (6,850,499)
                                                   ----------------------------  -----------
Automobile receivables - net. . . . . . . . . . .  $               130,538,263   $74,324,431
                                                   ============================  ===========




At June 30, 1998, the accrual of interest income was suspended on $571,900 of principal amount of retail installment sales contracts.

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


                                                ALLOWANCE FOR
                                                CREDIT LOSSES
                                                ---------------
Balance as of December 31, 1997. . . . . . . .  $    6,850,499
Provisions for credit losses . . . . . . . . .          25,532
Unearned interest income . . . . . . . . . . .       7,581,573
NAFCO loan loss reimbursement (see Note 5) . .       6,083,643
Unearned discounts . . . . . . . . . . . . . .       3,038,749
Retail installment sale contracts charged off.     (22,098,283)
Recoveries . . . . . . . . . . . . . . . . . .       9,642,170
                                                ---------------
Balance as of June 30, 1998. . . . . . . . . .  $   11,123,883
                                                ===============



The provision for credit losses is based on estimated losses on all Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and for all Contracts originated by CarMart which have been provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis.

Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Subsequent receipts of excess interest are applied to reduce excess interest receivable. For the three and six months ended June 30, 1998, $1,854,309 and $4,022,051, respectively, of excess interest income were amortized against excess interest receivable.

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


NOTE  3  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

CONTINGENCIES
-------------
     The Company and its Subsidiaries at times are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company. It is the Company's and its Subsidiaries' policy to vigorously defend litigation, however, the Company and its Subsidiaries have, and may in the future, enter into settlements of claims where management deems appropriate.

On May 18, 1998, a class action lawsuit was filed against the Company in the District Court of Dallas County, Texas (Dixson et al. v. Monaco Finance, Inc., No. DV983914). The plaintiffs alleged various violations of Texas consumer law by the Company with respect to certain installment contracts for the credit purchase of motor vehicles. The complaint sought recovery of unspecified actual and statutory damages and attorney's fees.

On or about August 12, 1998, the Company and the plaintiffs verbally agreed to settle the lawsuit for an immaterial amount.


NOTE  4  -  DEBT
----------------

LASALLE  NATIONAL  BANK
-----------------------
     In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank ("LaSalle") providing a line of credit of up to $15.0 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit was extended from January 1, 1998 to March 23, 1998, at which time the outstanding balance on the line of credit was paid in full. At the option of the Company, the interest rate charged on the loans was either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company was obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances was subject to standard conditions. The collateral securing payment consisted of all Contracts pledged and all other assets of the Company. The Company had agreed to maintain certain restrictive financial covenants.

On or about March 23, 1998, the Company entered into a senior debt financing facility with LaSalle that had an outstanding balance of $50,000 at June 30, 1998.

WAREHOUSE  LINE  OF  CREDIT  -  DAIWA  FINANCE  CORPORATION
-----------------------------------------------------------
     In December 1997, MF Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75.0 million Warehouse Line of Credit with Daiwa Finance Corporation ("Daiwa"). All advances received under the line of credit are secured by eligible loan

Contracts and all proceeds received from those Contracts. The scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per annum. The Company is obligated to pay Daiwa an unused facility fee equal to .375% of the average daily unused portion of the credit agreement. The Credit Agreement requires the Company to maintain certain standard ratios and covenants. At June 30, 1998, the Company had borrowed $44,750,000 against this line of credit.

The assets of MF III are not available to pay general creditors of the Company. All cash collections in excess of disbursements to Daiwa and other general disbursements are paid to MF III on a monthly basis.

PORTFOLIO  PURCHASE  CREDIT  FACILITY  -  DAIWA  FINANCE  CORPORATION
---------------------------------------------------------------------
     In  January  1998,  MF  Receivables  Corp.  IV  ("MF IV"), a wholly owned special purpose subsidiary of the Company, entered into a $73,926,565 Portfolio Purchase Credit Facility (the "Credit Facility") with Daiwa. The proceeds from the Credit Facility were used to acquire an $81.1 million portfolio from Pacific USA Holdings Corp. and certain of its subsidiaries (Note 5). All advances received under the Credit Facility are secured by eligible purchased loan Contracts and all proceeds received from those Contracts. The scheduled maturity date with respect to the advances under the Credit Facility is the earlier of January 6, 1999 or the disposition date of the eligible purchased loan Contract. Under the Credit Facility, prior to July 1, 1998, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 1.0% per annum. Effective July 1, 1998, the interest rate on this advance changes to LIBOR plus 3.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of LIBOR plus 1.0% per annum prior to July 1, 1998. Effective July 1, 1998, the interest rate on this advance changes to 15% per annum. The Credit Facility Agreement requires the Company to maintain certain standard ratios and covenants. At June 30, 1998, the Credit Facility had an outstanding balance of $55,745,842.

The assets of MF IV are not available to pay general creditors of the Company. All cash collections in excess of disbursements to Daiwa and other general disbursements are paid to MF IV on a monthly basis.

PACIFIC  USA  HOLDINGS  CORP.  -  INSTALLMENT  NOTE
---------------------------------------------------
     On October 9, 1996, the Company entered into a Securities Purchase Agreement with Pacific USA Holdings Corp. ("Pacific USA") whereby, among other things, Pacific USA agreed to acquire certain shares of the Company's Class A Common Stock. On November 1, 1996, the Company entered into a Loan Agreement with Pacific USA whereby Pacific USA loaned the Company $3.0 million ("Pacific Loan"). On February 7, 1997, the parties terminated the Securities Purchase Agreement; however, the Pacific Loan and its corresponding Installment Note remained in effect.

On April 25, 1997, the Company executed a Conversion and Rights Agreement (the "Conversion Agreement") with Pacific USA. The Conversion Agreement converted the entire $3.0 million outstanding principal amount of the installment note made by Pacific USA to the Company into 1.5 million restricted shares of the Company's Class A Common Stock. The Conversion Agreement also released the

Company from all liability under the Loan Agreement executed on October 29, 1996 between the Company and Pacific USA pursuant to which the $3.0 million loan was made.

PACIFIC  USA  HOLDINGS  CORP.  -  PROMISSORY  NOTE
--------------------------------------------------
     On June 30, 1998, the Company and Pacific USA Holdings Corp. ("Pacific USA"), a related party, agreed to enter into a $5.0 million Loan Agreement ("Pacific USA Note"). The Pacific USA Note will be collateralized by the stock of MF Receivables Corp. II (see Automobile Receivables-Backed Notes below). Interest on the Pacific USA Note accrues at a fixed rate per annum of 12.0% and is payable monthly in arrears on the fourteenth day of each month beginning on August 14, 1998. The Pacific USA Note also calls for monthly principal payments, commencing on August 14, 1998 and continuing through December 14, 1998, equal to the funds to be disbursed monthly to MF Receivables Corp. II, such amount not to exceed 17% of all amounts distributed pursuant to the related Trust Agreement. The unpaid principal amount of the Pacific USA Note, plus accrued and unpaid interest, is due December 31, 1998. The Company is required to maintain certain representations, warranties and covenants under the related Pledge and Security Agreement. As of June 30, 1998, the Company had received proceeds of $2.5 million under the Loan Agreement. The remaining $2.5 million was received in July 1998.

CONVERTIBLE  SUBORDINATED  DEBENTURES
-------------------------------------
     On March 15, 1993, the Company completed a private placement of $2.0 million, 7% Convertible Subordinated Notes (the "Notes") with interest payable semiannually commencing September 1, 1993. Additionally, the purchasers of the Notes exercised an option to purchase an additional $1.0 million aggregate principal amount of the Notes on September 15, 1993. The principal amount of the Notes, plus accrued and unpaid interest, was due on March 1, 1998. On March 1, 1998, the Company repaid one-half, or $692,500, of the then outstanding principal amount of the Notes. The maturity date of the remaining principal amount of notes of $692,500 was extended to April 15, 1998, without penalty, at which time the Company repaid the remaining principal amount. Certain of these Notes with an aggregate principal amount of $1,615,000 were converted in 1994 and 1995, resulting in the issuance of 472,219 shares of Class A Common Stock.

SENIOR  SUBORDINATED  NOTES  -  ROTHSCHILD
------------------------------------------
     On November 1, 1994 the Company sold, in a private placement, unsecured Senior Subordinated Notes ("Senior Notes") in the gross principal amount of $5.0 million to Rothschild North America, Inc. ("Rothschild") The Senior Notes accrue interest at a fixed rate per annum of 9.5% through October 1, 1997, and for each month thereafter, a fluctuating rate per annum equal to the lesser of
(a)  11.5%  or  (b)  3.5%  above  LIBOR.

Interest was due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 were due and payable the first day of January, April, July and October of each year commencing January 1, 1997.

On June 15, 1998, the Company and Rothschild amended the Note Purchase Agreement to require principal payments of $450,000 on the last day of each March, June, September and December. In lieu of the principal payment of $416,667 due on July 1, 1998, the Company made a payment to Rothschild on June 30, 1998 of $600,000. The unpaid principal amount of the Senior Notes, plus accrued and unpaid interest, is due October 1, 1999.

SENIOR  SUBORDINATED  NOTES  -  BLACK  DIAMOND
----------------------------------------------
     On January 9, 1996, the Company entered into a Purchase Agreement for the sale of an aggregate of $5.0 million in principal amount of 12% Convertible Senior Subordinated Notes due 2001 (the "12% Notes"). This agreement was subsequently amended and approved by the Company's Board of Directors and approved by the Company's Shareholders on September 10, 1996. Interest on the 12% Notes is payable monthly at the rate of 12% per annum and the 12% Notes were convertible, subject to certain terms contained in the Indenture, into shares of the Company's Class A Common Stock, par value $.01 per share, at a conversion price of $4.00 per share, subject to adjustment under certain circumstances. The 12% Notes were issued pursuant to an Indenture dated January 9, 1996, between the Company and Norwest Bank Minnesota, N.A., as trustee. The Company agreed to register, for public sale, the shares of restricted Common Stock issuable upon conversion of the 12% Notes. The 12% Notes were sold pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.

Provisions have been made for the issuance of up to an additional $5.0 million in principal amount of the 12% Notes ("Additional 12% Notes") on or before September 10, 1998, between the Company and Black Diamond Advisors, Inc. ("Black Diamond"), one of the initial purchasers, with an initial conversion price of $3.00 per share.

On June 12, 1998, the Company and the related noteowners agreed to amend the Indenture to cancel the conversion feature of the 12% Notes and to require principal payments of $135,000 per month commencing in June 1998. The maturity date of the 12% Notes was also amended to the earlier of the maturity date of the Senior Notes or October 1, 1999.

AUTOMOBILE  RECEIVABLES  -  BACKED  NOTES
-----------------------------------------
     In November 1994, MF Receivables Corp. I. ("MF I"), the Company's wholly owned special purpose subsidiary, sold, in a private placement, $23,861,823 of 7.6% automobile receivables-backed notes ("Series 1994-A Notes"). The Series 1994-A Notes accrued interest at a fixed rate of 7.6% per annum.

On July 24, 1997, the Company redeemed the outstanding principal balance of its Series 1994-A Notes. The bonds were redeemed at their principal amount of $1,220,665 plus accrued interest to July 24, 1997. Upon redemption of the Series 1994-A Notes, the underlying automobile receivables of approximately $2.5 million were pledged under the terms of the Floating Rate Auto Receivables-Backed Note as described below.

In  May  of  1995,  MF I issued its Floating Rate Auto Receivables-Backed Note
("Revolving Note" or "Series 1995-A Note"). MF I acquired Contracts from the Company which were pledged under the terms of the Revolving Note and Indenture for up to $40.0 million in borrowing. Subsequently, the Revolving Note was repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note could have been used to borrow up to an aggregate of $150.0 million through May 16, 1998. In April 1998, the Company terminated the Revolving Note. An Indenture and Servicing Agreement required that the Company and MF I maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture required MF I to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including all future Contracts acquired by MF I.

The Series 1995-A Note accrued interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provided customary collection and servicing activities for the Contracts. The maximum limit for the Series 1995-A Note was $40 million.

On December 4, 1997, the Company redeemed the outstanding principal balance of its Series 1995-A Note. The bonds were redeemed at their principal amount of $12,271,457 plus accrued interest to December 4, 1997. Upon redemption of the Series 1995-A Note, the underlying automobile receivables were pledged under the terms of the Warehouse Line of Credit. At December 31, 1997 the 1995-A Note did not have an outstanding principal balance.

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

In connection with the purchase of the Class B Notes, Monaco Funding Corp. borrowed $2,525,000 from a financial institution ("Heartland Promissory Note"). The Heartland Promissory Note accrued interest at a fixed rate of 16% per annum and was collateralized by the proceeds from the Class B Notes. The Class B Notes, and the Heartland Promissory Note, were repaid in April 1998. Monaco Funding Corp. is required to maintain certain covenants and warranties under the Pledge Agreement.

As of June 30, 1998, the Series 1997-1A Notes had a note balance of $24,279,037. The underlying receivables backing the Series 1997-1A Notes had a balance of $27,607,454 as of June 30, 1998.

The assets of MF I, MF II and Monaco Funding Corp. are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Term Note a nationally recognized insurance company, MBIA, has guaranteed repayment. The MBIA insured Series 1997-1A Notes received a corresponding AAA rating by

Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series 1997-1A noteholders and other general disbursements are paid to MF II on a monthly basis.

As  of  June  30, 1998, the Company was in compliance will all debt covenants.


NOTE  5  -  STOCKHOLDERS'  EQUITY
---------------------------------

COMMON  STOCK
-------------
     The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B stock retains three votes while each share of Class A stock retains one vote per share.

STOCK  OPTION  PLANS
--------------------
     During the six months ended June 30, 1998, stock options to acquire 60,000 shares at market prices ranging from $0.63 to $0.78 were granted to certain officers and employees of the Company under the Company's stock option plan. During this same period, 40,000 options were exercised and 122,900 options were canceled.

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

The Company uses one of the most widely used options pricing models, the Black-Scholes model (the Model), for purposes of valuing its stock options grants. The Model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

PREFERRED  STOCK
----------------
     In connection with its portfolio acquisition strategy, the Company entered into an Amended and Restated Asset Purchase Agreement dated as of January 8, 1998 (the "Asset Purchase Agreement"), with Pacific USA Holdings Corp. ("Pacific USA") and certain of its wholly-owned or partially-owned subsidiaries - Pacific Southwest Bank ("PSB"), NAFCO Holding Company LLC ("NAFCO"), Advantage Funding Group, Inc. ("Advantage") and PCF Service, LLC - providing for, among other things, the purchase by the Company of sub-prime automobile loans from NAFCO and Advantage having an unpaid principal balance of approximately $81,115,233 for a purchase price of $77,870,623 of which $73,003,709 was paid in cash. Daiwa Finance Corporation (Note 4) provided financing. The Company also agreed to issue Daiwa warrants for the purchase of 250,000 shares of Class A Common Stock. The balance of the purchase price of $4,866,914 was paid through the issuance of 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "Preferred Stock") valued at $2.00 per share. As of June 30, 1998, Pacific USA repurchased loans with an original purchased principal balance of approximately $2.6 million. In addition to the repurchase proceeds of $2.3 million from Pacific USA, 77,221 shares of Preferred Stock will be surrendered by Pacific USA to the Company. Each share of Preferred Stock is convertible at any time into one-half share of Class A Common Stock, or an aggregate of up to 1,178,118 shares of Class A Common Stock. Thus, the effective cost to Pacific USA of the Class A Common Stock issuable upon conversion of the Preferred Stock will be $4.00 per share.

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

Pacific USA was the record owner of 1.5 million shares of Class A Common Stock as of December 31, 1997. As a result of the December 1997 Option Agreement with Consumer Finance Holdings, Inc. ("CFH"), a wholly owned subsidiary of Pacific USA, it was granted the power to vote the 830,000 shares of Class B Common Stock beneficially owned by the Messrs. Ginsburg and Sandler (President and Executive Vice President, respectively, of the Company) ("the Shareholders") and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Also, under the terms of the Asset Purchase Agreement dated January 8, 1998, Pacific USA was issued 811,152 shares of the Company's Class A Common Stock. As of the date of this report, 8,054,631 shares of Class A Common Stock are issued and outstanding and 1,273,715 shares of Class B Common Stock are issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock generally vote together as one class. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 38.4% of the combined outstanding shares of Class A and Class B Common Stock and controls approximately 51.6% of the total voting power. Pacific USA has an option expiring in December 2000 to purchase 830,000 shares of Class B Common Stock, owned by the Shareholders, while the Shareholders have an option, also expiring in December 2000, to require that Pacific USA purchase all of such shares. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA. As described herein, Pacific USA also has the right, exercisable at any time, to convert the shares of Preferred Stock into 1,178,118 shares of Class A Common Stock.

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

A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:



                                    THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE  30,
                                    --------------------------- --------------------------
                                        1998          1997          1998          1997
                                    ------------  ------------  ------------  ------------
Pretax (loss). . . . . . . . . . .  $(1,295,667)  $(1,047,893)  $(1,333,828)  $(2,358,187)
                                    ============  ============  ============  ============
Federal tax expense (benefit)
      at statutory rate - 34%. . .  $  (440,527)  $  (356,284)  $  (453,502)  $  (801,784)
State income tax expense (benefit)      (44,053)      (35,628)      (45,350)      (80,178)
                                    ------------  ------------  ------------  ------------
                                       (484,580)     (391,912)     (498,852)     (881,962)
Less valuation allowance . . . . .     (484,580)     (391,912)     (498,852)     (881,962)
                                    ------------  ------------  ------------  ------------
Income tax expense (benefit) . . .  $         0   $         0   $         0   $         0
                                    ============  ============  ============  ============




     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of June 30, 1998, were as follows:





Deferred tax assets:
Federal and State NOL tax carry-forward  $11,456,283
Other . . . . . . . . . . . . . . . . .       40,198
                                         ------------
                                          11,496,481
Valuation Allowance . . . . . . . . . .   (5,835,005)
                                         ------------
Total deferred tax assets . . . . . . .    5,661,476
Deferred tax liabilities:
Depreciation. . . . . . . . . . . . . .      (68,057)
Allowances. . . . . . . . . . . . . . .   (4,051,837)
                                         ------------
Total deferred tax liability. . . . . .   (4,119,894)
                                         ------------
Net deferred tax asset. . . . . . . . .  $ 1,541,582
                                         ============


The net deferred asset disclosed above equals the deferred income taxes on the
balance  sheet.   The valuation allowance relates to those deferred tax assets that  may  not  be  fully  utilized.

As of June 30, 1998, the Company had a net operating loss carryforward of approximately $30.2 million for federal income tax reporting purposes which, if unused, will expire between 2011 and 2013.

The Company's ability to generate future taxable income will depend upon its ability to implement its growth strategy. At June 30, 1998, management has estimated that it is more likely than not that the Company will have some future net taxable income within the net operating loss carryforward period. Accordingly, a valuation allowance against the deferred tax asset has been established such that operating loss carryforwards will be utilized primarily to the extent of estimated future taxable income. The need for this allowance is subject to periodic review. Should the allowance be increased in a future period, the tax benefits of the carryforwards will be recorded at the time as an increase to the Company's income tax expense. Should the allowance be reduced in a future period, the tax benefits of the carryforwards will be recorded at the time as a reduction to the Company's income tax expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

FORWARD-LOOKING  STATEMENTS
---------------------------
     This quarterly report on form 10-QSB for the period ended June 30, 1998, contains forward-looking statements. Statements that are not historical facts, including statements about management's expectations for fiscal 1998 and beyond, are forward-looking statements. Without limiting the foregoing, the words "believe," "expect," "anticipate," "intends," "forecast," "project" and similar expressions generally identify forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, adequacy of the allowance for credit losses, availability of Contracts meeting the Company's desired risk parameters, capital expenditures, plans for future operations, financing needs, plans or availability, objectives relating to the Automobile Receivables and the related allowance and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99 to the annual report on Form 10-KSB for December 31, 1997. Such factors include, but are not limited to, the Company's dependence upon additional capital to expand operations, its reliance on debt financing, its recent losses and the effect of the discontinuance of the CarMart operations, its reliance on securitizations, its cost of capital and associated interest rate risks, the risks of lending to higher-risk borrowers, the risk of adverse economic changes, the risk associated with delayed repossessions, the potential inadequacy of its loan loss reserves, the risk associated with extensive regulation, supervision and licensing, the possibility of uninsured losses, the risk associated with substantial competition, its dependence on key personnel, insurance risks, "Year 2000" risks, the effect of outstanding options and warrants, the fact that the Company has, to date, not paid cash dividends on its Common Stock, the risk associated with not meeting the NASDAQ maintenance requirements and the risk associated with one controlling shareholder.

SUMMARY
-------
     The Company's revenues and net (loss) primarily are derived from the Company's loan portfolio consisting of Contracts purchased from the Dealer Network, Contracts purchased from third-party originators, Contracts financed from vehicle sales at the Company's Dealerships and Contracts purchased through portfolio acquisitions.

The average discount on all Contracts originated pursuant to discounted Finance Programs during the six months ended June 30, 1998 and 1997 was approximately 5.9% and 4.6%, respectively. The Company services all of the loans that it owns. However, from time to time, the Company may acquire loan portfolios under short-term, third party interim servicing agreements. The loan portfolio at June 30, 1998 carries a contract annual percentage rate of interest that averages approximately 22%, before discounts, and has an original weighted average term of approximately 50 months. The average amount financed per Contract for the six months ended June 30, 1998 and 1997 was approximately $9,508 and $10,604, respectively.

RESULTS  OF  OPERATION
----------------------


                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three Months                        Six Months
                                                                              Ended June 30,                    Ended June 30,
(dollars in thousands, except per share amounts)                   1998                          1997                 1998
                                                       -----------------------------  ---------------------------  -----------
REVENUES:
Interest. . . . . . . . . . . . . . . . . . . . . . .  $                      5,178   $                    3,091   $   11,727
Other income. . . . . . . . . . . . . . . . . . . . .                             8                            -            9
                                                       -----------------------------  ---------------------------  -----------
     Total revenues . . . . . . . . . . . . . . . . .                         5,186                        3,091       11,736

COSTS AND EXPENSES:
Provision for credit losses . . . . . . . . . . . . .                             9                           77           26
Operating expenses. . . . . . . . . . . . . . . . . .                         3,780                        2,709        7,296
Interest expense. . . . . . . . . . . . . . . . . . .                         2,693                        1,353        5,748
                                                       -----------------------------  ---------------------------  -----------
     Total costs and expenses . . . . . . . . . . . .                         6,482                        4,139       13,070
                                                       -----------------------------  ---------------------------  -----------

(Loss) before income taxes. . . . . . . . . . . . . .                        (1,296)                      (1,048)      (1,334)
Income tax (benefit). . . . . . . . . . . . . . . . .                             -                            -            -
                                                       -----------------------------  ---------------------------  -----------

Net (loss). . . . . . . . . . . . . . . . . . . . . .                       ($1,296)                     ($1,048)     ($1,334)
                                                       =============================  ===========================  ===========

NET (LOSS) PER COMMON SHARE-BASIC AND DILUTIVE. . . .                        ($0.14)                      ($0.14)      ($0.15)
                                                       =============================  ===========================  ===========

Weighted average number of common shares outstanding.                     9,308,346                    7,724,594    9,095,558


                                                       Six Months
                                                    Ended June 30,
(dollars in thousands, except per share amounts)          1997
                                                       -----------
REVENUES:
Interest. . . . . . . . . . . . . . . . . . . . . . .  $    6,357
Other income. . . . . . . . . . . . . . . . . . . . .         122
                                                       -----------
     Total revenues . . . . . . . . . . . . . . . . .       6,479

COSTS AND EXPENSES:
Provision for credit losses . . . . . . . . . . . . .         194
Operating expenses. . . . . . . . . . . . . . . . . .       5,888
Interest expense. . . . . . . . . . . . . . . . . . .       2,755
                                                       -----------
     Total costs and expenses . . . . . . . . . . . .       8,837
                                                       -----------

(Loss) before income taxes. . . . . . . . . . . . . .      (2,358)
Income tax (benefit). . . . . . . . . . . . . . . . .           -
                                                       -----------

Net (loss). . . . . . . . . . . . . . . . . . . . . .     ($2,358)
                                                       ===========

NET (LOSS) PER COMMON SHARE-BASIC AND DILUTIVE. . . .      ($0.32)
                                                       ===========

Weighted average number of common shares outstanding.   7,348,344







          OPERATING  HIGHLIGHTS  AND  RATIOS


                                                                                Three Months  Ended June 30,
                                                                               ------------------------------
                                                                                                        1998
                                                                               ------------------------------
Avg. interest bearing portfolio balance . . . . . . . . . . . . . . . . . . .  $                 144,228,403
                                                                               ==============================

As a % of  avg. portfolio balance above (annualized)
-----------------------------------------------------------------------------
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           14.4%
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            7.5%
                                                                               ------------------------------
   Net interest margin. . . . . . . . . . . . . . . . . . . . . . . . . . . .                            6.9%

Operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           10.5%
Provision for credit losses . . . . . . . . . . . . . . . . . . . . . . . . .                              -
Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              -
                                                                               ------------------------------
Net operating expenses and other income . . . . . . . . . . . . . . . . . . .                           10.5%
                                                                               ------------------------------

Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           -3.6%
                                                                               ==============================

Contract Purchase Summary
-----------------------------------------------------------------------------
Contracts from dealer network . . . . . . . . . . . . . . . . . . . . . . . .                            265
Contracts from portfolio purchases. . . . . . . . . . . . . . . . . . . . . .                           (273)
                                                                               ------------------------------
   Total contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                             (8)

Dollar Value of Contracts Acquired. . . . . . . . . . . . . . . . . . . . . .  $                   2,727,075*

Average amount financed . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                      10,291*




                                                      Three Months  Ended June 30,   Six Months  Ended June 30,
                                                      ----------------------------   --------------------------
                                                                  1997                  1998          1997
                                                      ----------------------------  -------------  ------------
Avg. interest bearing portfolio balance . . . . . . . $                76,933,922   $147,999,617   $78,924,793
                                                      ============================  =============  ============

As a % of  avg. portfolio balance above (annualized)
------------------------------------------------------
Interest income . . . . . . . . . . . . . . . . . . ..                      16.1%          15.9%         16.1%
Interest expense. . . . . . . . . . . . . . . . . . .                        7.0%           7.8%          7.0%
                                                      ----------------------------  -------------  -----------
   Net interest margin. . . . . . . . . . . . . . . . .                      9.1%           8.1%          9.1%

Operating expenses. . . . . . . . . . . . . . . . . . . .                   14.1%           9.9%         14.9%
Provision for credit losses . . . . . . . . . . . . . . .                    0.4%              -          0.5%
Other income. . . . . . . . . . . . . . . . . . . . .                           -              -         -0.3%
                                                      ----------------------------  -------------  -----------
Net operating expenses and other income . . . . . . .. .                    14.5%           9.9%         15.1%
                                                      ----------------------------  -------------  -----------

Net (loss). . . . . . . . . . . . . . . . . . . . . .                       -5.4%          -1.8%         -6.0%
                                                     ============================   ============   ===========

Contract Purchase Summary
------------------------------------------------------
Contracts from dealer network . . . . . . . . . . . .                         709            730         1,316
Contracts from portfolio purchases. . . . . . . . . .                           -          9,764             -
                                                      ----------------------------  -------------  -----------
   Total contracts. . . . . . . . . . . . . . . . . . .                       709         10,494         1,316

Dollar Value of Contracts Acquired. . . . . . . . . . .$                7,571,069   $ 99,772,744   $13,955,453

Average amount financed . . . . . . . . . . . . . . . .$                   10,679   $      9,508   $    10,604

* Represents amount associated with Dealer Network Contracts for the period.

REVENUES  AND  NET  (LOSS)
--------------------------
     The Company's revenues increased $2.1 million, or 68%, from $3.1 million in the second quarter of 1997 to $5.2 million in the comparable 1998 period. Net (loss) increased from ($1.0) million in the second quarter of 1997 to ($1.3) million in the comparable 1998 period. Net (loss) per common share for both the second quarter of 1997 and 1998 was ($0.14) based on 7.7 million and
9.3 million weighted average common shares outstanding, respectively. The increase in net (loss) was primarily due to a lower interest income rate of 14.4% compared to 16.1% which resulted from an increase in net charge-offs, and the related interest income adjustment, associated with the conversion and assumption of servicing of portfolios purchased since September 1997 and an increase in operating and interest expenses associated with these acquisitions.

For the six months ended June 30, the Company's revenues increased $5.2 million, or 81%, from $6.5 million in 1997 to $11.7 million in 1998. Net
(loss) decreased from ($2.4) million in 1997 to ($1.3) million in 1998. (Loss) per common share was ($0.32) for 1997 and ($0.15) for 1998 based on 7.3 million and 9.1 million weighted average common shares outstanding, respectively. The decrease in net (loss) was primarily due to an increase in net interest margin resulting from portfolio purchases since September 1997 partially offset by an increase in operating expenses associated with these acquisitions.

The lower reported interest income percentages - when compared to the contract annual percentage rate of interest (21.5% at June 30, 1998 and 22.9% at June 30, 1997) - results from the Company's use of the excess interest method of accounting. Under this method the Company uses part of its interest income as well as contract discounts and a provision for credit losses to establish its allowance for credit losses on its portfolio.

During the first six months of 1998, the Company's net Automobile Receivables increased from $74.3 million at December 31, 1997 to $130.5 million at June 30, 1998. During the three months ended June 30, 1998, the Company originated 265 loans totaling $2.7 million. Also, during this period, 273 loans, totaling $2.7 million, which were originally acquired through portfolio acquisitions in 1997 and 1998, were repurchased by the seller. The average amount financed for Contracts originated through the Dealer Network for the second quarter of 1998 was $10,291. For the second quarter of 1997, the
Company originated 709 loans totaling $7.6 million with an average amount financed of $10,679. During the six months ended June 30, 1998, the Company originated 730 loans and purchased 9,764 loans through portfolio purchases totaling $99.8 million with an average amount financed $9,508 as compared with loan originations of 1,316 totaling $14.0 million with an average amount financed of $10,604 for the six months ended June 30, 1997. The average discount on all Contracts originated pursuant to discounted Finance Programs during the six months ended June 30, 1998 and 1997 was approximately 5.9% and 4.6%, respectively.

The increase in the number and dollar value of loan originations and purchases during the first six months of 1998, as compared to the comparable 1997 period primarily resulted from the Company's purchase of loan portfolios previously originated by third parties. In January 1998, the Company announced that it had completed the acquisition of $81 million in auto loans from affiliates of Pacific USA and in February 1998 the Company acquired approximately $14 million of auto loans from another third party.

At June 30, 1998, only $.7 million of the Company's Auto Receivable Loan Portfolio was generated from the discontinued CarMart operations as compared to $2.6 million of its portfolio at June 30, 1997.

COSTS  AND  EXPENSES
--------------------
     The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The decrease in the provisions for credit losses primarily was due to the introduction of the excess interest method to record allowances effective January 1, 1995 (see Note 2). Net charge-offs as a percentage of Average Net Automobile Receivables increased from 7.3% in the first six months of 1997 to 8.6% in the comparable 1998 period due primarily to the charge-off of loans acquired from Pacific USA, which are adequately covered by the related purchase allowance for estimated losses. Excluding charge-offs of loans acquired from Pacific USA, net charge-offs as a percentage of Average Net Automobile Receivables (excluding the portfolio acquired from Pacific USA) decreased to 5.8% in the first six months of 1998. The Company believes that its allowance for credit losses is sufficient for the life of its current portfolio, a provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 3.4% of its loan portfolio over 60 days past due at June 30, 1998 compared with 1.6% at December 31, 1997.

The Company believes that the decrease in net charge-offs as a percentage of Average Net Automobile Receivables, excluding the portfolio acquired from Pacific USA in January 1998, is due to the following factors:

1. Credit quality: All originations subsequent to August 31, 1996 were acquired using the Company's proprietary credit scoring system including more stringent credit criteria. These Contracts may result in lower net charge-offs and higher risk adjusted yields in the future than for comparable periods in 1996 and 1997.
2. Collections, recovery and remarketing: In February 1997, the Company reorganized its collections, recovery and remarketing departments. These changes included the hiring of new managers and upgrading of the Company's collections, recovery and remarketing systems.

Effective October 1, 1996, the Company adopted a new methodology for reserving for and analyzing its loan losses. This accounting method is commonly referred to as static pooling. The static pooling reserve methodology allows the Company to stratify its Automobile Receivables portfolio, and the related components of its Allowance for Credit Losses (i.e. discounts, excess interest, charge offs and recoveries) into separate and identifiable quarterly pools. These quarterly pools, along with the Company's estimate of future principal losses and recoveries, are analyzed quarterly to determine the adequacy of the Allowance for Credit Losses. As part of its adoption of the static pooling reserve method, where necessary, the Company adjusted its quarterly pool allowances to a level necessary to cover all anticipated future losses (i.e. life of loan) for each related quarterly pool of loans. The method previously used by the Company to analyze the Allowance for Credit
Losses  was  based  on  the  total  portfolio.

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

     Operating expenses increased $1.1 million, or 39.5%, from $2.7 million in second quarter of 1997 to $3.8 million in the comparable 1998 period. For the six months ended June 30, operating expenses increased $1.4 million, or 23.9%, from $5.9 million in 1997 to $7.3 million in 1998. The increases in operating expenses for both the three and six months ended June 30, 1998, were due primarily to increases in salaries and benefits, depreciation and amortization and consulting and professional fees. These cost categories increased primarily as a result of the Company's portfolio acquisitions, totaling over $105 million, in late 1997 and early 1998. The major components of operating expenses are as follows:



                                     THREE  MONTHS  ENDED  JUNE  30,          SIX  MONTHS  ENDED  JUNE  30,
                                   ----------------------------------   -----------------------------------
                                     1998     1997   INCREASE (DECR.)     1998     1997   INCREASE (DECR.)
                                   ----------------------------------   -----------------------------------
(dollars in thousands)
Salaries and benefits . . . . . .  $1,520   $1,213   $             307  $3,020   $2,750   $            270
Depreciation and amortization . .     606      402                 204   1,220      806                414
Consulting and professional fees.     855      518                 337   1,647    1,114                533
Telephone . . . . . . . . . . . .     169      120                  49     294      275                 19
Travel and entertainment. . . . .      60       46                  14     117      122                 (5)
Loan origination fees . . . . . .     (46)     (92)                 46    (124)    (172)                48
Rent/Office Supplies/Postage. . .     321      259                  62     613      528                 85
All other . . . . . . . . . . . .     295      243                  52     509      465                 44
                                   -------  ------   -----------------   -----   ------   -----------------
                                   $3,780   $2,709   $           1,071  $7,296   $5,888   $          1,408
                                   =======  ======   =================  =======  ======   =================




Interest expense increased $1.3 million, or 99%, from $1.4 million in the second quarter of 1997 to $2.7 million in the comparable 1998 period. For the six months ended June 30, interest expense increased $3.0 million, or 108.7%, from $2.7 million in 1997 to $5.7 million in 1998. This increase primarily was due to an increase in borrowings in 1998 used to finance the Company's portfolio acquisitions. An increase in interest rates in 1998 as a result of a paydown in 1997 of the Company's automobile receivables-backed notes at interest rates between 6.45% and 7.6% and borrowings on the warehouse line of credit with Daiwa at interest rates of 2.5% over LIBOR on 85% of the amount advanced and 12% on the remaining 15% of the amount advanced and borrowings on the Company's Portfolio Purchase Credit Facility with Daiwa at an interest rate of 1.0% over LIBOR also contributed to the increase. From December 31, 1997 through June 30, 1998, net increases (decreases) in the Company's debt were as follows:



 (dollars  in  thousands)



Notes payable - LaSalle . . . . . . . . . . . . . .   ($6,376)
Warehouse line of credit - Daiwa. . . . . . . . . .    10,725
Portfolio purchase credit facility - Daiwa. . . . .    59,771
Heartland promissory  note payable. . . . . . . . .    (1,135)
Pacific USA Holdings Corp. promissory  note payable     2,500
Convertible subordinated debt . . . . . . . . . . .    (1,385)
Senior subordinated debt-Rothchild. . . . . . . . .    (1,433)
Senior subordinated debt-Black Diamond. . . . . . .      (135)
Automobile receivables-backed notes . . . . . . . .    (8,142)
                                                     ---------
     Total. . . . . . . . . . . . . . . . . . . . .  $ 54,390
                                                     =========




The average annualized interest rate on the Company's debt was 7.6% for the second quarter of 1998 versus 7.2% for the comparable 1997 period. For the six months ended June 30, the average annualized interest rate on the Company's debt increased from 7.2% in 1997 to 7.9% in 1998. These increases were due primarily to additional borrowings on the Company's warehouse line and portfolio purchase credit facilities with Daiwa at interest rates higher than the Company's automobile receivables-backed notes that were redeemed or paid off in 1997.

The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 9.1% in the second quarter of 1997 to 6.9% in the comparable 1998 period. For the six months ended June 30, the annualized net interest margin percentage decreased from 9.1% in 1997 to 8.1% in 1998. These decreases were due primarily to the reversal, in the second quarter of 1998, of previously recognized interest income as a result of charge-offs of loans acquired from Pacific USA in early 1998, the amortization of excess interest receivable as described in Note 2 of the Notes to Consolidated Financial
Statements and an increase in the average annualized interest rate on the Company's debt.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

GENERAL
-------
     The Company's cash flows for the six months ended June 30, 1998 and 1997 are summarized as follows:



     CASH  FLOW  DATA
     SIX  MONTHS  ENDED  JUNE  30,


(dollars in thousands). . . . . . . . . . . . . . . .      1998      1997
                                                       ---------  --------
Cash flows provided by (used in):
Operating activities. . . . . . . . . . . . . . . . .  $ 10,397   $   386
Investing activities. . . . . . . . . . . . . . . . .   (64,375)    2,550
Financing activities. . . . . . . . . . . . . . . . .    54,557    (3,875)
                                                       ---------  --------
Net increase (decrease) in cash and cash equivalents.  $    579     ($939)
                                                       =========  ========




The Company's business has been and will continue to be cash intensive. The Company's principal need for capital is to fund cash payments made to Dealers in connection with purchases of installment contracts and the purchase of existing loan portfolios. These purchases have been financed through the Company's capital, warehouse lines of credit, securitizations and cash flows from operations. It is the Company's intent to use its warehouse line of credit, as described in detail below, together with periodic securitizations of Contracts, to provide the liquidity to finance the purchase of additional installment Contracts.

In order to further insure the Company's ability to finance the purchase of installment contracts and thereby continue to grow, the Company continues to seek to obtain additional warehouse credit facilities on terms more favorable than those currently in place as described in Note 4 of the Notes to Consolidated Financial Statements. If the Company is successful in obtaining such facilities, they will provide the Company with additional working capital on more favorable terms. No assurance can be given as to if, or when, the Company would be able to consummate such transactions.

     The Company also is dependent upon securitizations, the proceeds from which are used to pay down its warehouse lines, thereby creating availability under such warehouse lines to purchase additional Contracts. The ability to consummate securitizations is based on many factors, including those out of the Company's control. In the event the Company is unable to securitize its Contracts, its ability to acquire new contracts will be limited.

Based upon the Company's cash flow projections for the remainder of 1998, Pacific USA has committed to provide necessary bridge and long term financing. In addition, the Company has entered discussions with other financing sources for capital either in the form of debt, equity or a combination of debt and equity. The Company has initiated discussions with institutional financing sources with the goal of attracting additional capital in the form of equity, debt or some combination thereof. Pacific USA, Monaco's largest shareholder has agreed to act as lead investor in this financing, subject to final terms and conditions. Pacific USA has also agreed to provide additional short-term financing to enable Monaco to meet its working capital requirements pending completion of its longer term financing plan.

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


In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of June 30, 1998, the Company had repurchased 26,900 shares of Class A Common Stock.

The Company has never paid cash dividends on its Common Stock and does not anticipate a change in this policy in the foreseeable future. Certain of the Company's loan agreements contain covenants that restrict the payment of cash dividends.

PORTFOLIO  ACQUISITION
----------------------
     On October 9, 1996, the Company entered into a Securities Purchase Agreement with Pacific USA Holdings Corp. ("Pacific USA") whereby, among other things, Pacific USA agreed to acquire certain shares of the Company's Class A Common Stock. On November 1, 1996, the Company entered into a Loan Agreement with Pacific USA whereby Pacific USA loaned the Company $3.0 million ("Pacific USA Loan"). On February 7, 1997, the parties terminated the Securities Purchase Agreement; however, the Pacific USA Loan and its corresponding Installment Note remained in effect. On April 25, 1997, the Company executed a Conversion and Rights Agreement (the "Conversion Agreement") with Pacific USA. The Conversion Agreement converted the entire $3.0 million outstanding principal amount of the installment note made by Pacific USA to the Company into 1.5 million restricted shares of the Company's Class A Common Stock. The Conversion Agreement also released the Company from all liability under the Loan Agreement executed on October 29, 1996 between the Company and Pacific USA pursuant to which the $3.0 million loan was made.

In connection with its portfolio acquisition strategy, the Company entered into an Amended and Restated Asset Purchase Agreement dated as of January 8, 1998 (the "Asset Purchase Agreement"), with Pacific USA Holdings Corp. ("Pacific USA") and certain of its wholly-owned or partially-owned subsidiaries - Pacific Southwest Bank ("PSB"), NAFCO Holding Company LLC ("NAFCO"), Advantage Funding Group, Inc. ("Advantage") and PCF Service, LLC - providing for, among other things, the purchase by the Company of sub-prime automobile loans from NAFCO and Advantage having an unpaid principal balance of approximately $81,115,233 for a purchase price of $77,870,623 of which $73,003,709 was paid in cash. The balance of the purchase price of $4,866,914 was paid through the issuance of 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "Preferred Stock") valued at $2.00 per share. As of June 30, 1998, Pacific USA repurchased loans with an original purchased principal balance of approximately $2.6 million. In addition to the repurchase proceeds of $2.3 million from Pacific USA, 77,221 shares of Preferred Stock will be surrendered by Pacific USA to the Company. Each share of Preferred Stock is convertible at any time into one-half share of Class A Common Stock, or an aggregate of up to 1,178,118 shares of Class A Common Stock. Thus, the effective cost to Pacific USA of the Class A Common Stock issuable upon conversion of the Preferred Stock will be $4.00 per share.

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

Pacific USA was the record owner of 1.5 million shares of Class A Common Stock as of December 31, 1997. As a result of the December 1997 Option Agreement with Consumer Finance Holdings, Inc. ("CFH"), a wholly owned subsidiary of Pacific USA, it was granted the power to vote the 830,000 shares of Class B Common Stock beneficially owned by the Messrs. Ginsburg and Sandler (President and Executive Vice President, respectively, of the Company) ("the Shareholders") and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Also, under the terms of the Asset Purchase Agreement dated January 8, 1998, Pacific USA was issued 811,152 shares of the Company's Class A Common Stock. As of the date of this report, 8,054,631 shares of Class A Common Stock were issued and outstanding and 1,273,715 shares of Class B Common Stock were issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock generally vote together as one class. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 38.4% of the combined outstanding shares of Class A and Class B Common Stock and controls approximately 51.6% of the total voting power. Pacific USA has an option expiring in December 2000 to purchase 830,000 shares of Class B Common Stock, owned by the Shareholders, while the Shareholders have an option, also expiring in December 2000, to require that Pacific USA purchase all of such shares. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA. As described herein, Pacific USA also has the right, exercisable at any time, to convert the shares of Preferred Stock into 1,178,118 shares of Class A Common Stock.

Daiwa Finance Corporation ("Daiwa") provided financing for this transaction. In January 1998, MF Receivables Corp. IV ("MF IV"), a wholly owned special purpose subsidiary of the Company, entered into a $73,926,565 Portfolio Purchase Credit Facility (the "Credit Facility") with Daiwa. All advances received under the Credit Facility are secured by eligible purchased loan Contracts and all proceeds received from those Contracts. The scheduled maturity date with respect to the advances under the Credit Facility is the earlier of January 6, 1999 or the disposition date of the eligible purchased loan Contract. Under the Credit Facility, prior to July 1, 1998, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 1.0% per annum. Effective July 1, 1998, the interest rate on this advance changes to LIBOR plus 3.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of LIBOR plus 1.0% per annum prior to July 1, 1998. Effective July 1, 1998, the interest rate on this advance changes to 15% per annum. The Credit Facility Agreement requires the Company to maintain certain standard ratios and covenants. At June 30, 1998, the Credit Facility had an outstanding balance of $55,745,842.


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

On July 24, 1997, the Company redeemed the outstanding principal balance of its Series 1994-A Notes. The bonds were redeemed at their principal amount of $1,220,665 plus accrued interest to July 24, 1997. Upon redemption of the Series 1994-A Notes, the underlying automobile receivables of approximately $2.5 million were pledged under the terms of the Floating Rate Auto Receivables-Backed Note as described below.

In  May  of  1995,  MF I issued its Floating Rate Auto Receivables-Backed Note
("Revolving Note" or "Series 1995-A Note"). MF I acquired Contracts from the Company which were pledged under the terms of the Revolving Note and Indenture for up to $40.0 million in borrowing. Subsequently, the Revolving Note was repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note could have been used to borrow up to an aggregate of $150.0 million through May 16, 1998. In April 1998, the Company terminated the Revolving Note. An Indenture and Servicing Agreement required that the Company and MF I maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture required MF I to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including all future Contracts acquired by MF I.

The Series 1995-A Note accrued interest at LIBOR plus 75 basis points. The initial funding of this Note was $26,966,489 on May 16, 1995. The Company, as servicer, provided customary collection and servicing activities for the Contracts. The maximum limit for the Series 1995-A Note was $40.0 million.

On December 4, 1997, the Company redeemed the outstanding principal balance of its Series 1995-A Note. The bonds were redeemed at their principal amount of $12,271,457 plus accrued interest to December 4, 1997. Upon redemption of the Series 1995-A Note, the underlying automobile receivables were pledged under the terms of the Warehouse Line of Credit. At December 31, 1997 the 1995-A Note did not have an outstanding principal balance.

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

In connection with the purchase of the Class B Notes, Monaco Funding Corp. borrowed $2,525,000 from a financial institution ("Heartland Promissory Note"). The Heartland Promissory Note accrued interest at a fixed rate of 16% per annum and was collateralized by the proceeds from the Class B Notes. The Class B Notes, and the Heartland Promissory Note, were repaid in April 1998. Monaco Funding Corp. was required to maintain certain covenants and warranties under the Pledge Agreement.

As of June 30, 1998, the Series 1997-1A Notes had a balance of $24,279,037. The underlying receivables backing the Series 1997-1A Notes had a balance of $27,607,454 as of June 30, 1998.

The assets of MF I, MF II and Monaco Funding Corp. are not available to pay general creditors of the Company. In the event there is insufficient cash flow from the Contracts (principal and interest) to service the Term Note, a nationally recognized insurance company, MBIA, has guaranteed repayment. The MBIA insured Series 1997-1A Notes received a corresponding AAA rating by Standard and Poor's and an Aaa rating by Moody's and were purchased by institutional investors. The underlying Contracts accrue interest at rates of approximately 21% to 29%. All cash collections in excess of disbursements to the Series 1997-1A and other general disbursements are paid to MF II on a monthly basis.

WAREHOUSE  LINES  OF  CREDIT  AND  OTHER  DEBT
----------------------------------------------
     In January 1996, the Company entered into a revolving line of credit agreement with LaSalle National Bank ("LaSalle") providing a line of credit of up to $15.0 million, not to exceed a borrowing base consisting of eligible accounts receivable to be acquired. The scheduled maturity date of the line of credit was extended from January 1, 1998 to March 23, 1998, at which time the outstanding balance on the line of credit was paid in full. At the option of the Company, the interest rate charged on the loans was either .5% in excess of the prime rate charged by lender or 2.75% over the applicable LIBOR rate. The Company was obligated to pay the lender a fee equal to .25% per annum of the average daily unused portion of the credit commitment. The obligation of the lender to make advances was subject to standard conditions. The collateral securing payment consisted of all Contracts pledged and all other assets of the Company. The Company had agreed to maintain certain restrictive financial covenants.

On or about March 23, 1998, the Company entered into a senior debt financing facility with LaSalle that had an outstanding balance of $50,000 at June 30, 1998.

In December 1997, MF Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75.0 million Warehouse Line
of  Credit  with  Daiwa.    All advances received under the line of credit are
secured  by  eligible  loan  Contracts  and  all  proceeds received from those
Contracts.    The  scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per
annum.   The Company is obligated to pay Daiwa an unused facility fee equal to
 .375% of the average daily unused portion of the credit agreement. The Credit Agreement requires the Company to maintain certain standard ratios and
covenants.    At  June  30, 1998, the Company had borrowed $44,750,000 against this  line  of  credit.

The assets of MF III are not available to pay general creditors of the Company. All cash collections in excess of disbursements to Daiwa and other general disbursements are paid to MF III on a monthly basis.

During 1993, the Company completed the Note Offering described in Note 4 of the Notes to Consolidated Financial Statements. In the Note Offering, the Company sold 7% Convertible Subordinated Notes in the aggregate principal amount of $2.0 million. The purchasers of the Notes exercised an option to purchase an additional $1.0 million aggregate principal amount on September 15, 1993. The principal amount of the Notes, plus accrued interest thereon, was due March 1, 1998. On March 1, 1998, the Company repaid $692,500 of principal amount of the Notes. The maturity date of the remaining principal amount of the Notes of $692,500 was extended to April 15, 1998, without penalty, at which time the Company repaid the remaining principal amount. The Notes were convertible into Class A Common Stock of the Company at any time prior to maturity at a conversion price of $3.42 per share, subject to adjustment for dilution. Certain of these Notes with an aggregate principal amount of $1,615,000 were converted in 1994 and 1995, resulting in the issuance of 472,219 shares of Class A Common Stock.

On November 1, 1994, the Company sold in a private placement unsecured Senior Subordinated Notes (Senior Notes") in the principal amount of $5.0 million to Rothschild North America, Inc. ("Rothschild"). Interest was due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 were due and payable the first day of January, April, July and October of each year, commencing January 1, 1997. On June 15, 1998, the Company and Rothschild amended the Note Purchase Agreement to require principal payments of $450,000 on the last day of each March, June, September and December. In lieu of the principal payment of $416,667 due on July 1, 1998, the Company made a payment to Rothschild on June 30, 1998 of $600,000. The unpaid principal amount of the Senior Notes, plus accrued and unpaid interest, is due October 1, 1999.


On January 9, 1996, the Company entered into a Purchase Agreement for the sale of an aggregate of $5.0 million in principal amount of 12% Convertible Senior Subordinated Notes due 2001 (the "12% Notes"). This agreement was subsequently amended and passed by the Company's Board of Directors on September 10, 1996. Interest on the 12% Notes is payable monthly at the rate of 12% per annum and the 12% Notes are convertible, subject to certain terms contained in the Indenture, into shares of the Company's Class A Common Stock, par value $.01 per share, at a conversion price of $4.00 per share, subject to adjustment under certain circumstances. The 12% Notes were issued pursuant to an Indenture dated January 9, 1996, between the Company and Norwest Bank Minnesota, N.A., as trustee. The Company agreed to register, for public sale, the shares of restricted Common Stock issuable upon conversion of the 12% Notes. The 12% Notes were sold pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.

Provisions have been made for the issuance of up to an additional $5.0 million in principal amount of the 12% Notes on or before September 10, 1998, with an initial conversion price of $3.00 per share.

On June 12, 1998, the Company and the related noteowners agreed to amend the Indenture to cancel the conversion feature of the 12% Notes and to require principal payments of $135,000 per month commencing in June 1998. The maturity date of the 12% Notes was also amended to the earlier of the maturity date of the Senior Notes or October 1, 1999.

On June 30, 1998, the Company and Pacific USA, a related party, agreed to enter into a $5.0 million Loan Agreement ("Pacific USA Note"). The Pacific USA Note will be collateralized by the stock of MF Receivables Corp. II. Interest on the Pacific USA Note accrues at a fixed rate per annum of 12.0% and is payable monthly in arrears on the fourteenth day of each month beginning on August 14, 1998. The Pacific USA Note also calls for monthly principal payments, commencing on August 14, 1998 and continuing through December 14, 1998, equal to the funds to be disbursed monthly to MF Receivables Corp. II, such amount not to exceed 17% of all amounts distributed pursuant to the related Trust Agreement. The unpaid principal amount of the Pacific USA Note, plus accrued and unpaid interest, is due December 31, 1998. The Company is required to maintain certain representations, warranties and covenants under the related Pledge and Security Agreement. As of June 30, 1998, the Company had received proceeds $2.5 million under the Loan Agreement. The remaining $2.5 million was received in July 1998.

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

The Company's Class A Common Stock is presently traded on the Nasdaq National Market. The bid price of the Class A Common Stock has been less than $1.00 per share since mid-December 1997. By letter dated February 27, 1998, Nasdaq advised the Company that it was not in compliance with the new market value of public float and bid price requirements and that the Company had until May 28, 1998, to meet those requirements. By letter dated May 29, 1998, Nasdaq further advised the Company as to its continued non-compliance with the new listing requirements and advised the Company of its options to either (a) request an exception to the new listing requirements in writing by June 19, 1998, or (b) appeal the delisting decision and pursue an in-person oral hearing or a written hearing by June 5, 1998. By letter dated June 18, 1998, the Company requested an exception to the new listing requirements. By letter dated August 11, 1998, the Nasdaq Listing Qualifications Panel (the "Panel") denied the Company's request for continued listing. The Company has five business days from the date of the Panel's decision letter to request a new oral or written hearing before a new Panel. Such a request, which the Company intends to make, will stay the Panel's delisting determination pending the final determination of the new Panel.

"Public float" is defined as outstanding shares other than those held by officers, directors and beneficial owners of more than ten percent of the total shares outstanding. As of June 30, 1998, the Company's public float consisted of approximately 5,721,109 shares of Class A Common Stock. To meet the National Market requirement of $5 million in public float, the market price would have to be approximately $.87 per share and to meet the Small Cap Market requirement of $1 million in public float, the market price would have to be approximately $.17 per share. Since February 22, 1998, the market value of the public float has been less than $5 million, but greater than $1 million.

The Company will propose to the new Panel that the Company effect a reverse split of its Class A and Class B Common Stock and possibly its Preferred Stock. Recently, the bid price of the Class A Common Stock has occasion-ally been less than $0.50 per share. Accordingly, the reverse split being considered will be three or more shares for each one share issued and outstanding. While it is expected that effecting the reverse stock split will satisfy the Nasdaq minimum bid price requirement of $1.00 per share of Class A Common Stock, it will not satisfy the National market requirement of $5.0 million in public float. Accordingly, the Company expects that, following the reverse stock split, the Company's Class A Common Stock probably will trade on the Nasdaq Small Cap Market and remain a part of the National Quotation System.

National Market securities qualify for secondary trading exemptions in many states and states are precluded from review of certain offerings of National Market securities. Small Cap Market securities do not enjoy all of these benefits. In the event the shareholders do not approve the reverse stock split or in the event the new Panel denies the Company's request for continued Nasdaq listing, the Class A Common Stock probably would trade on the OTC Bulletin Board. Stocks that trade on that market generally are much less liquid than those traded on certain other markets. Correspondingly, the Company's ability to raise capital could be adversely affected.

OTHER
-----

INFLATION
---------
     Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to June 30, 1998.

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

To further promote its growth and profitability, the Company will continue to pursue its growth strategy based on the following:

MARKET FOCUS: The Company targets the middle range of the Sub-prime auto finance market. Auto loans can be classified as follows: (A) Prime loans to borrowers with no credit blemishes; (B) Almost prime loans to borrowers with generally good credit and a few minor blemishes; (C+) The highest category of sub-prime borrowers who have suffered reversals in the past but are current on all obligations and have demonstrated the ability and willingness to reestablish their credit in the higher categories; (C) Similar to (C+) but present a slightly greater risk due to higher debt-to-income ratios, lower salaries, prior bankruptcy etc.; (C-) Borrowers with substantially more adverse credit history, but appear to have the wherewithal to meet their credit obligations; (D) First time borrowers or borrowers with little or no past credit history, borrowers with recent bankruptcies or those lacking stability in employment etc. Monaco Finance Inc., is focusing on all categories of (C) credit with the emphasis on obtaining more (C+) borrowers. The Company will purchase few, if any, (D) loans.

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

During 1997, the Company acquired contracts from approximately 375 dealers in 28 states, the majority of which were purchased in five states. At June 30, 1998 the Company had nine marketing representatives.

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

VOTING POWER: As a result of the Asset Purchase Agreement dated January 8, 1998, Pacific USA Holdings Corp. ("Pacific USA") increased its voting power in the Company to 51.6%. Pacific USA is the beneficial owner of 38.4% of the Company's outstanding voting common stock. Pacific USA is a diverse U.S. holdings company, 100% owned by Pacific Electric Wire & Cable, Ltd. of Hong Kong. Pacific USA is a multi-billion dollar company which owns various businesses including, but not limited to, home building, home equity lending, sub-prime auto finance, loan servicing and also is the 100% owner of Pacific Southwest Bank. The various companies involved in this transaction currently are reviewing the Company's business plan to determine whether the business plan could be modified for additional opportunities which may be available as a result of the association with Pacific USA.

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

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                          QUARTER ENDED JUNE 30, 1998

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------
     On May 18, 1997, a class action lawsuit was filed against the Company in the District Court of Dallas County, Texas (Dixson et al. v. Monaco Finance, Inc., No. DV983914). The plaintiffs alleged various violations of Texas consumer law by the Company with respect to certain installment contracts for the credit purchase of motor vehicles. The complaint sought recovery of unspecified actual and statutory damages and attorney's fees.

On or about August 12, 1998, the Company and the plaintiffs verbally agreed to settle the lawsuit for an immaterial amount.

ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------
     (b.) Certain of the Company's loan agreements, including loan agreements entered into in the first quarter of 1996, contain covenants that restrict the payment of cash dividends.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------
     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------
(a) The annual meeting of shareholders of Monaco Finance, Inc. was held on June 30, 1998.

(b) Morris Ginsburg, Irwin L. Sandler, Bill C. Bradley, Bobby L. Hashaway, Leonard M. Snyder, John R. Sloan, Robert D. Womack and William P. Clark, Jr. were elected as Directors of the Company to serve until the next annual meeting of the shareholders or until their successors are elected or qualified. The aforementioned was passed with the following votes:

MORRIS  GINSBURG         9,840,398 FOR;     -0- WITHHELD;     267,350 AGAINST;
-0-ABSTAIN;          and  -0-UNVOTED.

IRWIN  L.  SANDLER       9,856,498 FOR;     -0- WITHHELD;     251,250 AGAINST;
-0-ABSTAIN;          and  -0-UNVOTED.

BILL  C.  BRADLEY        9,857,508 FOR;     -0- WITHHELD;     250,240 AGAINST;
-0-ABSTAIN;          and  -0-UNVOTED.

BOBBY  L.  HASHAWAY      9,857,508 FOR;     -0- WITHHELD;     250,240 AGAINST;
-0-ABSTAIN;          and  -0-UNVOTED.

LEONARD  M.  SNYDER      9,857,508 FOR;     -0- WITHHELD;     250,240 AGAINST;
-0-ABSTAIN;          and  -0-UNVOTED.

JOHN  R.  SLOAN          9,857,508 FOR;     -0- WITHHELD;     250,240 AGAINST;
-0-ABSTAIN;          and  -0-UNVOTED.

ROBERT  D.  WOMACK       9,857,508 FOR;     -0- WITHHELD;     250,240 AGAINST;
-0-ABSTAIN;          and  -0-UNVOTED.

WILLIAM  P.  CLARK,  JR.  (Preferred  Stock  only)      2,433,457 FOR;     -0-
WITHHELD;          -0-  AGAINST;          -0-ABSTAIN;          and -0-UNVOTED.

(c) Also, at the annual meeting, shareholders voted to ratify the following:
- The appointment of Ehrhardt, Keefe, Steiner & Hottman, P.C. as the Company's independent certified public accountants for the current fiscal year and until such time as its successor is approved by the Company's Board of Directors (9,982,208 For, -0- Withheld, 73,523 Against, 52,017 Abstained, and -0-Unvoted).
-          The  amendment  to  the  Articles  of  Incorporation
Class A Common Stock - 4,136,195 For, -0- Withheld, 251,295 Against, 75,782 Abstained, and 3,323,331Unvoted.
Class B Common Stock - 3,821,145 For, -0- Withheld, -0- Against, -0-Abstained, and -0-Unvoted.
Preferred Stock - 2,433,457 For, -0- Withheld, -0- Against, -0- Abstained, and -0-Unvoted.

ITEM  5.  OTHER  INFORMATION
----------------------------
     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------
(a)  Exhibits:
     11  -          Computation  of Earnings (Loss) per Common Share. Page 35.
27  -          Financial  Data  Schedule.  Page  36.

(b)  Reports  on  Form  8  -  K:
     A Form 8-K dated May 18, 1998 (subsequently amended by a Form 8-K/A), was filed announcing that a class action lawsuit was filed against the Company in the District Court of Dallas County, Texas.



                                                       EXHIBIT 11
                                          MONACO FINANCE, INC. AND SUBSIDIARIES
                                     COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

EARNINGS  (LOSS)  PER  COMMON  SHARE  -  BASIC  AND  DILUTIVE:
--------------------------------------------------------------

                                                                  THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                         1998          1997          1998          1997
                                                                  ------------  ------------  ------------  ------------
NET EARNINGS (LOSS)
----------------------------------------------------------------

Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  ($1,295,667)  ($1,047,893)  ($1,333,828)  ($2,358,187)
                                                                  ============  ============  ============  ============

AVERAGE COMMON SHARES OUTSTANDING
----------------------------------------------------------------

Weighted average common shares outstanding - basic . . . . . . .    9,308,346     7,724,594     9,095,558     7,348,344
Shares issuable from assumed exercise of stock options (a) . . .           (b)           (b)           (b)           (b)
Shares issuable from assumed exercise of stock warrants (a). . .           (b)           (b)           (b)           (b)
Shares issuable from assumed conversion of 7% subordinated debt.  N/A                    (b)  N/A                    (b)
Shares issuable from assumed conversion of 7% subordinated debt.  N/A                    (b)  N/A                    (b)
Shares issuable from assumed conversion of 7% subordinated debt.    9,308,346     7,724,594     9,095,558     7,348,344
                                                                  ============  ============  ============  ============



(LOSS) PER COMMON SHARE - BASIC AND DILUTIVE . . . . . . . . . .       ($0.14)       ($0.14)       ($0.15)       ($0.32)
----------------------------------------------------------------  ------------  ============  ============  ============


Notes:
(a)  Dilutive  potential  common  shares  are  calculated  using  the  treasury  stock  method.
(b)  The  computation of earnings per common share assuming dilution excludes dilutive potential common shares that have an  anti-dilutive  effect  on  earnings  per  share.

                                  EXHIBIT 27


                                MONACO FINANCE, INC., AND SUBSIDIARIES
                                       FINANCIAL DATA SCHEDULE

                          FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 1998




ITEM                                                         3 -MOS        YEAR-TO-DATE
----------------------------------------------------------  ---------      ---------------
Fiscal year end. . . . . . . . . . . . . . . . . . . . . .  31-Dec-98      31-Dec-98
Period end . . . . . . . . . . . . . . . . . . . . . . . .  30-Jun-98      30-Jun-98
Period type. . . . . . . . . . . . . . . . . . . . . . . .    3 month        6 month
Cash and cash items                                         $   8,803,097   $   8,803,097
Marketable securities                                       $           0   $           0
Notes and accounts receivable trade                         $ 141,662,146   $ 141,662,146
Allowance for doubtful accounts                             ($11,123,883)   ($11,123,883)
Inventory                                                   $           0   $           0
Total current assets                                        $           0   $           0
Property, plant and equipment                               $   4,764,605   $   4,764,605
Accumulated depreciation                                    $   2,222,616   $   2,222,616
Total assets                                                $ 150,677,821   $ 150,677,821
Total current liabilities                                   $           0   $           0
Bonds, mortgages and similar debt                           $ 134,039,877   $ 134,039,877
Preferred stock-mandatory redemption                        $           0   $           0
Preferred stock no-mandatory redemption                     $   4,712,472   $   4,712,472
Common stock                                                $      93,283   $      93,283
Other stockholders' equity                                  $   8,779,865   $   8,779,865
Total liabilities and stockholders' equity                  $ 150,677,821   $ 150,677,821
Net sales of tangible products                              $           0   $           0
Total revenues                                              $   5,186,393   $  11,735,641
Cost of tangible goods sold                                 $           0   $           0
Total costs and expenses applicable to sales and revenues   $   3,779,849   $   7,295,863
Other costs and expenses                                    $           0   $           0
Provision for doubtful accounts and notes                   $       8,659   $      25,532
Interest and amortization of debt discount                  $   2,693,552   $   5,748,074
Income before taxes and other items                          ($1,295,667)    ($1,333,828)
Income tax expense                                          $           0   $           0
Income/(loss) continuing operations                         ($1,295,667)    ($1,333,828)
Discontinued operations                                     $           0   $           0
Extraordinary items                                         $           0   $           0
Cumulative effect-changes in accounting principals          $           0   $           0
Net income (loss)                                            ($1,295,667)    ($1,333,828)
Earnings per common share-basic                                   ($0.14)         ($0.15)
Earnings per common share-assuming dilution                       ($0.14)         ($0.15)




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          MONACO  FINANCE,  INC.
     (Registrant)


     Date:  August  14,  1998
     By:    /s/  Morris  Ginsburg
     ----------------------------
     Morris  Ginsburg,  Chairman  of  the
     Board  of  Directors

     By:    /s/  Joseph  A.  Cutrona,  Jr.
     -------------------------------------
     Joseph  A.  Cutrona,  Jr.,  Chief
     Executive  Officer,  Principal
     Financial  and  Accounting  Officer
     and  Director