Form 10QSB
period 1998-09-30
MONACO FINANCE INC
filed 1998-11-17
CIK 865830

23


                                  FORM 10-QSB


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: SEPTEMBER 30, 1998

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


Number of shares outstanding of the Issuer's Common Stock as of September 30, 1998:

Class  A  Common  Stock,  $.01  par  value:  12,772,788  shares
Class  B  Common  Stock,  $.01  par  value:  1,273,715  shares

Exhibit  index  is  located  on  page  36.
Total  number  of  pages  is  39.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                       QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
PART  I  -  FINANCIAL  INFORMATION
Consolidated  Statements  of  Operations  for  the  three
                    months ended September 30, 1998 and 1997 (unaudited) 3 Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997 (unaudited) 4 Consolidated Balance Sheets at September 30, 1998
                                       (unaudited) and December 31, 1997     5
Consolidated  Statement  of  Shareholders'  Equity  for  the
                        nine months ended September 30, 1998 (unaudited) 6 Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 1998 and 1997 (unaudited)     7
           Notes to the Consolidated Financial Statements (unaudited)     8-21
Management's  Discussion  and  Analysis  of  Financial
                                 Condition and Results of Operations     22-34
                                         PART II - OTHER INFORMATION     35-38
EXHIBIT  11  -  Computation  of  Earnings  (Loss)  per
                                                           Common Share     37
                                   EXHIBIT 27 - Financial Data Schedule     38

                                                             SIGNATURES     39

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                     MONACO FINANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                        (UNAUDITED)

                                                       THREE  MONTHS  ENDED  SEPTEMBER  30,
                                                                       1998           1997
                                                               -------------  -------------

REVENUES:
Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,557,792   $  2,923,353
Other income. . . . . . . . . . . . . . . . . . . . . . . . .        (2,649)         4,510
                                                               -------------  -------------
     Total revenues . . . . . . . . . . . . . . . . . . . . .     4,555,143      2,927,863

COSTS AND EXPENSES:
Provision for credit losses (Note 2). . . . . . . . . . . . .       504,345         51,701
Operating expenses. . . . . . . . . . . . . . . . . . . . . .     4,412,104      3,137,194
Interest expense (Note 4) . . . . . . . . . . . . . . . . . .     2,842,918      1,371,912
                                                               -------------  -------------
     Total costs and expenses . . . . . . . . . . . . . . . .     7,759,367      4,560,807
                                                               -------------  -------------

(Loss) before income taxes. . . . . . . . . . . . . . . . . .    (3,204,224)    (1,632,944)
Income tax (benefit) (Note 6) . . . . . . . . . . . . . . . .             -              -
                                                               -------------  -------------

Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . .   ($3,204,224)   ($1,632,944)
                                                               =============  =============


(LOSS) PER COMMON SHARE - BASIC AND DILUTED (NOTES 1 AND 5):

Net (loss) per common share - basic and diluted . . . . . . .        ($0.27)        ($0.19)
                                                               =============  =============

Weighted average number of common shares outstanding. . . . .    11,687,425      8,477,094



     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES


                           CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                        (UNAUDITED)

                                                        NINE  MONTHS  ENDED  SEPTEMBER  30,
                                                                       1998           1997
                                                               -------------  -------------

REVENUES:
Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,284,746   $  9,279,909
Other income. . . . . . . . . . . . . . . . . . . . . . . . .         6,038        126,510
                                                               -------------  -------------
     Total revenues . . . . . . . . . . . . . . . . . . . . .    16,290,784      9,406,419

COSTS AND EXPENSES:
Provision for credit losses (Note 2). . . . . . . . . . . . .       529,877        245,950
Operating expenses. . . . . . . . . . . . . . . . . . . . . .    11,707,967      9,025,178
Interest expense (Note 4) . . . . . . . . . . . . . . . . . .     8,590,992      4,126,422
                                                               -------------  -------------
     Total costs and expenses . . . . . . . . . . . . . . . .    20,828,836     13,397,550
                                                               -------------  -------------

(Loss) before income taxes. . . . . . . . . . . . . . . . . .    (4,538,052)    (3,991,131)
Income tax (benefit) (Note 6) . . . . . . . . . . . . . . . .             -              -
                                                               -------------  -------------

Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . .   ($4,538,052)   ($3,991,131)
                                                               =============  =============


(LOSS) PER COMMON SHARE - BASIC AND DILUTED (NOTES 1 AND 5):

Net (loss) per common share - basic and diluted . . . . . . .        ($0.46)        ($0.52)
                                                               =============  =============

Weighted average number of common shares outstanding. . . . .     9,959,514      7,724,594

     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES


                                      CONSOLIDATED BALANCE SHEETS
                                SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                    SEPTEMBER 30, 1998    DECEMBER 31,
                                                                    (unaudited)             1997
-----------------------------------------------------------------  --------------------   ------------
ASSETS
     Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $           858,978   $     757,541
     Restricted cash. . . . . . . . . . . . . . . . . . . . . . .            6,635,211       8,080,033
     Automobile receivables - net (Notes 2 and 4) . . . . . . . .          103,678,418      67,576,312
     Other receivables (Note 2) . . . . . . . . . . . . . . . . .           14,646,206       6,748,119
     Repossessed vehicles held for sale . . . . . . . . . . . . .            4,023,172       1,738,331
     Deferred income taxes (Note 6) . . . . . . . . . . . . . . .            1,541,582       1,579,779
     Furniture and equipment, net of accumulated
       depreciation of $2,492,453 (1998) and $2,095,450 (1997). .            2,472,405       2,055,774
     Other assets . . . . . . . . . . . . . . . . . . . . . . . .            1,667,554       2,061,832
          Total assets. . . . . . . . . . . . . . . . . . . . . .  $       135,523,526   $  90,597,721
                                                                   ====================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $         1,513,103   $   1,537,791
     Accrued expenses and other liabilities . . . . . . . . . . .              773,815         888,309
     Notes payable (Note 4) . . . . . . . . . . . . . . . . . . .                    -       6,375,549
     Warehouse note payable (Note 4). . . . . . . . . . . . . . .           89,880,842      30,000,000
     Heartland promissory note payable (Note 4) . . . . . . . . .                    -       1,135,232
     Pacific USA Holdings Corp. promissory notes payable (Note 4)            2,486,750               -
     Convertible subordinated debt (Note 4) . . . . . . . . . . .                    -       1,385,000
     Senior subordinated debt -Rothschild (Note 4). . . . . . . .            1,449,998       3,333,332
     Senior subordinated debt -Black Diamond (Note 4) . . . . . .            4,460,000       5,000,000
     Automobile receivables-backed notes (Note 4) . . . . . . . .           20,100,670      32,421,076
                                                                   --------------------  --------------
          Total liabilities . . . . . . . . . . . . . . . . . . .          120,665,178      82,076,289
Commitments and contingencies (Note 3)
Stockholders' equity (Note 5)
       Preferred stock; no par value, 10,000,000 shares
         authorized, 2,347,587 shares (1998) issued . . . . . . .            4,695,174               -
       Class A common stock, $.01 par value; 30,000,000
         shares authorized, 12,772,788 shares (1998) and
         7,203,479 shares (1997) issued . . . . . . . . . . . . .              127,728          72,035
       Class B common stock, $.01 par value; 2,250,000
         shares authorized, 1,273,715 shares (1998) and
         1,273,715 shares (1997) issued . . . . . . . . . . . . .               12,737          12,737
       Additional paid-in capital . . . . . . . . . . . . . . . .           31,049,567      24,925,466
       Accumulated (deficit). . . . . . . . . . . . . . . . . . .          (21,026,858)    (16,488,806)
Total stockholders' equity. . . . . . . . . . . . . . . . . . . .           14,858,348       8,521,432
                                                                   --------------------  --------------
Total liabilities and stockholders' equity. . . . . . . . . . . .  $       135,523,526   $  90,597,721
                                                                   ====================  ==============


     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES


                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                      (UNAUDITED)

                                                                      CLASS A                 CLASS B       ADDITIONAL
                                       PREFERRED STOCK              COMMON STOCK            COMMON STOCK      PAID-IN
                                  SHARES          AMOUNT         SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL
                              ---------------  -------------  ------------  --------  -----------  -------  -----------
Balance - Dec. 31, 1997. . .                -  $           0     7,203,479  $ 72,035    1,273,715  $12,737  $24,925,466
Shares issued related
to portfolio acquisition . .        2,347,587      4,695,174       811,152     8,111            -        -    1,614,193
Conversion of note to equity                -              -     4,698,157    46,982            -        -    4,416,268
Exercise of stock options. .                -              -        40,000       400            -        -       20,840
Issuance of stock. . . . . .                -              -        20,000       200            -        -        9,800
Issuance of warrants . . . .                -              -             -         -            -        -       63,000
Net (loss) for the year. . .                -              -             -         -            -        -            -
                              ---------------  -------------  ------------  --------  -----------  -------  -----------
Balance - Sept. 30, 1998 . .        2,347,587  $   4,695,174    12,772,788  $127,728    1,273,715  $12,737  $31,049,567
                              ===============  =============  ============  ========  ===========  =======  ===========


                              ACCUMULATED
                                 DEFICIT        TOTAL
                              -------------  ------------
Balance - Dec. 31, 1997. . .  ($16,488,806)  $ 8,521,432
Shares issued related
to portfolio acquisition . .             -     6,317,478
Conversion of note to equity             -     4,463,250
Exercise of stock options. .             -        21,240
Issuance of stock. . . . . .             -        10,000
Issuance of warrants . . . .             -        63,000
Net (loss) for the year. . .    (4,538,052)   (4,538,052)
                              -------------  ------------
Balance - Sept. 30, 1998 . .  ($21,026,858)  $14,858,348
                              =============  ============

     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES


                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                           (UNAUDITED)

                                                             NINE  MONTHS  ENDED  SEPTEMBER  30,
                                                             -----------------------------------
                                                                        1998           1997
                                                                   --------------  -------------
Cash flows from operating activities:
-----------------------------------------------------------------
     Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . .    ($4,538,052)   ($3,991,131)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
          Depreciation. . . . . . . . . . . . . . . . . . . . . .        842,030        690,976
          Provision for credit losses . . . . . . . . . . . . . .        529,877        245,950
          Amortization of excess interest . . . . . . . . . . . .      5,658,628      3,510,372
          Amortization of other assets. . . . . . . . . . . . . .        878,456        711,986
          Amortization attributable to issuance of warrants . . .         63,000              -
          Loss on sale of property and equipment. . . . . . . . .         75,699              -
          Deferred tax asset. . . . . . . . . . . . . . . . . . .         38,197          1,872
          Other . . . . . . . . . . . . . . . . . . . . . . . . .        (20,433)        (2,792)
                                                                   --------------  -------------
                                                                       3,527,402      1,167,233
     Change in assets and liabilities:
          Other receivables . . . . . . . . . . . . . . . . . . .      6,207,112       (658,685)
          Prepaid expenses. . . . . . . . . . . . . . . . . . . .         29,534       (164,277)
          Accounts payable. . . . . . . . . . . . . . . . . . . .        (24,687)      (230,745)
          Accrued liabilities and other . . . . . . . . . . . . .       (114,888)       386,408
Net cash provided by operating activities . . . . . . . . . . . .      9,624,473        499,934
                                                                   --------------  -------------
Cash flows from investing activities:
-----------------------------------------------------------------
     Retail installment sales contracts purchased . . . . . . . .   (100,130,153)   (26,423,798)
     Proceeds from payments on contracts. . . . . . . . . . . . .     47,753,980     29,222,786
     Purchases of furniture and equipment . . . . . . . . . . . .     (1,337,251)      (706,402)
     Equipment deposits and other . . . . . . . . . . . . . . . .            291            726
Net cash provided by (used in) provided by investing activities .    (53,713,133)     2,093,312
                                                                   --------------  -------------
Cash flows from financing activities:
-----------------------------------------------------------------
     Net borrowings under lines of credit . . . . . . . . . . . .     53,555,293      2,700,000
     Net decrease in restricted cash. . . . . . . . . . . . . . .      1,444,822        827,227
     Borrowings on asset-backed notes . . . . . . . . . . . . . .              -     58,079,887
     Repayments on asset-backed notes . . . . . . . . . . . . . .    (12,320,406)   (64,822,533)
     Repayments on senior subordinated debentures-Rothschilds . .     (1,883,334)    (1,250,001)
     Repayments on senior subordinated debentures-Black Diamond .       (540,000)             -
     Proceeds from issuance of notes- Pacific USA Holdings, Inc..      6,950,000      2,525,000
     Repayments on promissory note - Heartland Bank . . . . . . .     (1,135,232)      (528,916)
     Repayments on convertible subordinated debt. . . . . . . . .     (1,385,000)             -
     Proceeds from exercise of stock options. . . . . . . . . . .         21,240          9,375
     Increase in debt issue and conversion costs. . . . . . . . .       (517,286)      (728,614)
Net cash provided by (used in) financing activities . . . . . . .     44,190,097     (3,188,575)
                                                                   --------------  -------------
Net increase (decrease) in cash and cash equivalents. . . . . . .        101,437       (595,329)
Cash and cash equivalents, January 1. . . . . . . . . . . . . . .        757,541      1,227,441
                                                                   --------------  -------------
Cash and cash equivalents, September 30 . . . . . . . . . . . . .  $     858,978   $    632,112
                                                                   ==============  =============


     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

     Monaco Finance, Inc. (the "Company") is a specialty consumer finance company engaged in the business of underwriting, acquiring, servicing and securitizing automobile retail installment contracts ("Contract(s)"). The Company provides special finance programs (the "Program(s)") to assist purchasers of vehicles who do not qualify for traditional sources of bank financing due to their adverse credit history, or for other reasons which may indicate credit or economic risk ("Sub-prime Customers"). The Company also purchases portfolios of sub-prime loans from third parties other than dealers. The Company acquires Contracts in connection with the sale of new and used vehicles to customers from automobile dealers (the "Dealer(s)" or the "Dealer Network") located in thirty-three states, the majority of which are acquired from five states.

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

INTERIM  UNAUDITED  FINANCIAL  STATEMENTS
-----------------------------------------
     Information with respect to September 30, 1998 and 1997, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results of the entire year.

REPOSSESSED  VEHICLES  HELD  FOR  SALE
--------------------------------------
     Repossessed vehicles held for sale consist of repossessed vehicles awaiting liquidation, sold vehicles for which payment has not been received, vehicles in the process of being repossessed and unlocated vehicles (skips). All vehicles are carried at estimated actual cash value. At September 30, 1998 and December 31, 1997, approximately 1,093 and 484 vehicles, respectively, were awaiting repossession or liquidation. This increase in vehicles was primarily due to the charge-off of loans acquired in 1998 portfolio acquisitions of over $100 million.

EARNINGS  PER  SHARE
--------------------
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, ("SFAS 128") which requires the presentation of basic and diluted earnings per share on the face of the income statement for entities with a complex capital structure. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per share is computed similarly, but also gives effect to the impact convertible securities, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of diluted earnings per share computation. The Company implemented SFAS 128 effective with its December 31, 1997, financial statements. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of convertible securities in the three and nine months September 30, 1997 primary and fully diluted earnings per share computations and the three and nine months September 30, 1998 dilutive earnings per share computations antidilutive. Accordingly, convertible securities have already been excluded from the previously reported primary and fully diluted earnings per share amounts and do not require restatement. Basic and dilutive earnings per share are the same for each period presented.

USE  OF  ESTIMATES
------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that such estimates have been based on reasonable assumptions and that such estimates are adequate, however, actual results could differ from those estimates.

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

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION
------------------------------------------------------


                            SEPTEMBER  30,
                          1998        1997
                    ----------  ----------
Cash Payments for:
Interest . . . . .  $8,308,911  $4,207,666
Income Taxes . . .  $    4,363  $    3,108





Non-cash  investing  and  financing  activities:
------------------------------------------------
     In April 1997, Pacific USA Holdings Corp. ("Pacific USA") converted the entire $3.0 million outstanding principal amount of an installment note payable made by Pacific USA to the Company into 1.5 million shares of the Company's Class A Common Stock. See Note 4. Included as part of the consideration paid for the January 1998 portfolio acquisition from Pacific USA Holdings Corp. (Notes 4 and 5), the Company issued 811,152 shares of Class A Common Stock valued at $2.00 per share and 2,433,457 shares of 8% Cumulative Convertible Preferred Stock, Series 1998-1 valued at $2.00 per share. As of September 30, 1998, Pacific USA repurchased certain loans that have resulted in, or will result in, the surrender of 85,870 shares of Preferred Stock.

Effective July 1, 1998, Pacific USA Holdings Corp. converted $4,463,250 of its $5.0 million Promissory Note (Note 4) into 4,698,157 restricted shares of the Company's Class A Common Stock.

RECLASSIFICATIONS
-----------------
     Certain prior year balances have been reclassified in order to conform to the current year presentation.

NOTE  2  -  NET  AUTOMOBILE  RECEIVABLES  AND  OTHER  RECEIVABLES
-----------------------------------------------------------------

Net  Automobile  receivables  consist  of  the  following:

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                             1998            1997
                                                   ---------------  --------------
Retail installment sales contracts. . . . . . . .  $   92,269,288   $  37,103,262
Retail installment sales contracts-Trust (Note 4)      23,165,832      37,323,549
                                                   ---------------  --------------
Total finance receivables . . . . . . . . . . . .     115,435,120      74,426,811
Allowance for credit losses . . . . . . . . . . .     (11,756,702)     (6,850,499)
                                                   ---------------  --------------
Automobile receivables - net. . . . . . . . . . .  $  103,678,418   $  67,576,312
                                                   ===============  ==============






Other  receivables  consist  of  the  following:


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                             1998           1997
                                                   --------------  -------------
Excess interest receivable. . . . . . . . . . . .  $    7,284,672  $   4,849,209
NAFCO loan loss reimbursement receivable (Note 5)       5,436,866
Accrued interest. . . . . . . . . . . . . . . . .       1,433,148      1,121,161
Other . . . . . . . . . . . . . . . . . . . . . .         491,520        777,749
                                                   --------------  -------------
Other receivables . . . . . . . . . . . . . . . .  $   14,646,206  $   6,748,119
                                                   ==============  =============




At September 30, 1998, the accrual of interest income was suspended on $1.1 million of principal amount of retail installment sales contracts.

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






                                                ALLOWANCE FOR
                                                CREDIT LOSSES
                                                ---------------
Balance as of December 31, 1997. . . . . . . .  $    6,850,499
Provisions for credit losses . . . . . . . . .         529,877
Unearned interest income . . . . . . . . . . .       8,094,091
NAFCO loan loss reimbursement (see Note 5) . .      11,737,935
Unearned discounts . . . . . . . . . . . . . .       3,312,247
Retail installment sale contracts charged off.     (31,950,708)
Recoveries . . . . . . . . . . . . . . . . . .      13,182,761
                                                ---------------
Balance as of September 30, 1998 . . . . . . .  $   11,756,702
                                                ===============





The provision for credit losses is based on estimated losses on all Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and for all Contracts originated by CarMart which have been provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis. Also, the third quarter 1998 provision for credit losses includes a $.5 million charge for a change in estimate related to the Company's static pooling reserve analysis.

Effective January 1, 1995, upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Subsequent receipts of excess interest are applied to reduce excess interest receivable. For the three and nine months ended September 30, 1998, $1,636,577 and $5,658,628, respectively, of excess interest income were amortized against excess interest receivable.

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

In August 1998, the Company and the plaintiffs settled the lawsuit for an immaterial amount.

On August 24, 1998, a lawsuit, seeking class action status, was filed against the Company in the Superior Court of California, County of San Francisco (Gilyard and Doyle et al. v. Monaco Finance, Inc.). The plaintiffs allege certain violations of the Rees-Levering Automobile Sales Finance Act with respect to the statutory notice given to customers following repossession. The complaint seeks the recovery of unspecified actual and statutory damages and attorney's fees.

At this early stage in the proceedings, legal counsel has not been able to express any view of the probable outcome of this lawsuit. In any event, at this time Management believes the Company's liability, if any, with respect to the claims made are most likely immaterial and the Company intends to vigorously defend the allegations.


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

On or about March 23, 1998, the Company entered into a senior debt financing facility with LaSalle that had an outstanding balance of $50,000 at September 30, 1998.

WAREHOUSE  LINE  OF  CREDIT  -  DAIWA  FINANCE  CORPORATION
-----------------------------------------------------------
     In December 1997, MF Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75.0 million Warehouse Line of Credit with Daiwa Finance Corporation ("Daiwa"). All advances received under the line of credit are secured by eligible loan Contracts and all proceeds received from those Contracts. The scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per annum. The Company is obligated to pay Daiwa an unused facility fee equal to .375% of the average daily unused portion of the credit agreement. The Credit Agreement requires the Company to maintain certain standard ratios and covenants. At September 30, 1998, the Company had borrowed $43,475,000 against this line of credit.

The assets of MF III are not available to pay general creditors of the Company. All cash collections in excess of disbursements to Daiwa and other general disbursements are paid to MF III on a monthly basis.

PORTFOLIO  PURCHASE  CREDIT  FACILITY  -  DAIWA  FINANCE  CORPORATION
---------------------------------------------------------------------
     In  January  1998,  MF  Receivables  Corp.  IV  ("MF IV"), a wholly owned special purpose subsidiary of the Company, entered into a $73,926,565 Portfolio Purchase Credit Facility (the "Credit Facility") with Daiwa. The proceeds from the Credit Facility were used to acquire an $81.1 million portfolio from Pacific USA Holdings Corp. and certain of its subsidiaries (Note 5). All advances received under the Credit Facility are secured by eligible purchased loan Contracts and all proceeds received from those Contracts. The scheduled maturity date with respect to the advances under the Credit Facility is the earlier of January 6, 1999 or the disposition date of the eligible purchased loan Contract. Under the Credit Facility, prior to July 1, 1998, 85% of the amount advanced to the Company accrued interest at a rate equal to LIBOR plus 1.0% per annum. Effective July 1, 1998, the interest rate on this advance changed to LIBOR plus 3.5% per annum. The remaining 15% of the amount advanced accrued interest at a rate of LIBOR plus 1.0% per annum prior to July 1, 1998. Effective July 1, 1998, the interest rate on this advance changed to 15% per annum. The Credit Facility Agreement requires the Company to maintain certain standard ratios and covenants. At September 30, 1998, the Credit Facility had an outstanding balance of $46,405,842.

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

PACIFIC  USA  HOLDINGS  CORP.  -  PROMISSORY  NOTE
--------------------------------------------------
     On June 30, 1998, the Company and Pacific USA Holdings Corp. ("Pacific USA"), a related party, agreed to enter into a $5.0 million Loan Agreement ("Pacific USA Note"). Effective July 1, 1998, the Company and Pacific USA entered into a Conversion and Rights Agreement whereby $4,463,250 of the principal amount of the Pacific USA Note was converted into 4,698,157 restricted shares of the Company's Class A Common Stock. As consideration for the conversion, the Company agreed, subject to shareholder approval, which was obtained on November 12, 1998, to change the conversion ratio of the Company's Preferred Stock held by Pacific USA. The remaining unconverted principal balance of the Pacific USA Note of $536,750 is collateralized by the stock of MF Receivables Corp. II (see Automobile Receivables-Backed Notes below). Interest on the outstanding Pacific USA Note balance accrues at a fixed rate per annum of 12.0%. All outstanding principal and interest is due and payable on or before December 31, 1998. On September 8, 1998 and September 30, 1998, the Company and Pacific USA entered into Promissory Note agreements whereby Pacific USA lent the Company $950,000 and $1,000,000, respectively. Both Promissory Notes accrue interest at the prime rate plus 1% per annum. All outstanding principal, plus accrued and unpaid interest, is due six months from the date of the Promissory Note.

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

As of September 30, 1998, the Series 1997-1A Notes had a note balance of $20,100,670. The underlying receivables backing the Series 1997-1A Notes had a balance of $23,165,832 as of September 30, 1998.

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

As of September 30, 1998, the Company was in compliance with SMTScott Taylor Is this supposed to be "with", not "will"?all debt covenants.


NOTE  5  -  STOCKHOLDERS'  EQUITY
---------------------------------

COMMON  STOCK
-------------
     The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B stock retains three votes while each share of Class A stock retains one vote per share.

STOCK  OPTION  PLANS
--------------------
     During the nine months ended September 30, 1998, stock options to acquire 60,000 shares at market prices ranging from $0.63 to $0.78 were granted to certain officers and employees of the Company under the Company's stock option plan. During this same period, 40,000 options were exercised and 391,000 options were canceled.

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

The Company uses one of the most widely used option pricing models, the Black-Scholes model (the Model), for purposes of valuing its stock option grants. The Model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

PREFERRED  STOCK
----------------
     In connection with its portfolio acquisition strategy, the Company entered into an Amended and Restated Asset Purchase Agreement dated as of
January 8, 1998 (the "Asset Purchase Agreement"), with Pacific USA Holdings Corp. ("Pacific USA") and certain of its wholly-owned or partially-owned subsidiaries - Pacific Southwest Bank ("PSB"), NAFCO Holding Company LLC ("NAFCO"), Advantage Funding Group, Inc. ("Advantage") and PCF Service, LLC - providing for, among other things, the purchase by the Company of sub-prime automobile loans from NAFCO and Advantage having an unpaid principal balance of approximately $81,115,233 for a purchase price of $77,870,623 of which $73,003,709 was paid in cash. Daiwa Finance Corporation (Note 4) provided financing. The Company also agreed to issue Daiwa warrants for the purchase of 250,000 shares of Class A Common Stock. The balance of the purchase price of $4,866,914 was paid through the issuance of 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "Preferred Stock") valued at $2.00 per share. As of September 30, 1998, Pacific USA repurchased loans with an original purchased principal balance of approximately $2.9 million. In addition to the repurchase proceeds of $2.6 million from Pacific USA, 85,870 shares of Preferred Stock were or will be surrendered by Pacific USA to the Company. In consideration for converting approximately $4.5 million of the Pacific USA Note into 4.7 million shares of the Company's Class A Common Stock, the Company agreed, subject to shareholder approval, to change the conversion ratio of the Preferred Stock held by Pacific USA. As originally issued, each share of Preferred Stock was convertible at any time into one-half share of Class A Common Stock. Since shareholder approval was obtained on November 12, 1998, each share of Preferred Stock is convertible into two shares of the Company's Class A Common Stock, or an aggregate of up to 4,695,174 shares of Class A Common Stock. Under FAS 123, the Company will value the potential additional issuable Class A Common Stock using the Black-Scholes pricing model and will record a fourth quarter charge, and a corresponding addition to shareholders' equity.

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

Pacific USA was the record owner of 1.5 million shares of Class A Common Stock as of December 31, 1997. As a result of the December 1997 Option Agreement with Consumer Finance Holdings, Inc. ("CFH"), a wholly owned subsidiary of Pacific USA, it was granted the power to vote the 830,000 shares of Class B Common Stock beneficially owned by the Messrs. Ginsburg and Sandler (then the President and Executive Vice President, respectively, of the Company) ("the Shareholders") and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Also, under the terms of the Asset Purchase Agreement dated January 8, 1998, Pacific USA was issued 811,152 shares of the Company's Class A Common Stock and under the Conversion Rights Agreement dated July 1, 1998, Pacific USA was issued 4,698,157 shares of the Company's Class A Common Stock. As of the date of this report, 12,772,788 shares of Class A
Common  Stock  were  issued  and  outstanding  and 1,273,715 shares of Class B
Common Stock were issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock generally vote together as one class. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 49.9% of the combined outstanding shares of Class A and Class B Common Stock and controls approximately 65.3% of the total voting power. Pacific USA has an option expiring in December 2000 to purchase 830,000 shares of Class B Common Stock, owned by the Shareholders, while the Shareholders have an option, also expiring in December 2000, to require that Pacific USA purchase all of such shares. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA. As described herein, Pacific USA also has the right, at any time, to convert the shares of Preferred Stock into 4,695,174 shares of Class A Common Stock.

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

A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:

                                 THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                              -------------------------------  ---------------------------
                                        1998          1997          1998          1997
                                    ------------  -----------   ------------  ------------
Pretax (loss). . . . . . . . . . .  $(3,204,224)  $(1,632,944)  $(4,538,052)  $(3,991,131)
                                    ============  ============  ============  ============
Federal tax expense (benefit)
      at statutory rate - 34%. . .  $(1,089,436)  $  (555,201)  $(1,542,938)  $(1,356,985)
State income tax expense (benefit)     (108,944)      (55,520)     (154,293)     (135,698)
                                    ------------  -----------   ------------  ------------
                                     (1,198,380)     (610,721)   (1,697,231)   (1,492,683)
Less valuation allowance . . . . .   (1,198,380)     (610,721)   (1,697,231)   (1,492,683)
                                    ------------  -----------   ------------  ------------
Income tax expense (benefit) . . .  $         0   $         0   $         0   $         0
                                    ============  ============  ============  ============




     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of September 30, 1998, were as follows:





Deferred tax assets:
Federal and State NOL tax carry-forward  $13,984,733
Other . . . . . . . . . . . . . . . . .       35,390
                                         ------------
                                          14,020,123
Valuation Allowance . . . . . . . . . .   (7,033,385)
                                         ------------
Total deferred tax assets . . . . . . .    6,986,738
Deferred tax liabilities:
Depreciation. . . . . . . . . . . . . .      (45,624)
Allowances. . . . . . . . . . . . . . .   (5,399,532)
                                         ------------
Total deferred tax liability. . . . . .   (5,445,156)
                                         ------------
Net deferred tax asset. . . . . . . . .  $ 1,541,582
                                         ============




The net deferred asset disclosed above equals the deferred income taxes on the
balance  sheet.   The valuation allowance relates to those deferred tax assets that  may  not  be  fully  utilized.

As of September 30, 1998, the Company had a net operating loss carryforward of approximately $37.0 million for federal income tax reporting purposes which, if unused, will expire between 2011 and 2013.

The Company's ability to generate future taxable income will depend upon its ability to implement its growth strategy. At September 30, 1998, management has estimated that it is more likely than not that the Company will have some future net taxable income within the net operating loss carryforward period. Accordingly, a valuation allowance against the deferred tax asset has been established such that operating loss carryforwards will be utilized primarily to the extent of estimated future taxable income. The need for this allowance is subject to periodic review. Should the allowance be increased in a future period, the tax benefits of the carryforwards will be recorded at the time as an increase to the Company's income tax expense. Should the allowance be reduced in a future period, the tax benefits of the carryforwards will be recorded at the time as a reduction to the Company's income tax expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -----------------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FORWARD-LOOKING  STATEMENTS
---------------------------
     This quarterly report on form 10-QSB for the period ended September 30, 1998, contains forward-looking statements. Statements that are not historical facts, including statements about management's expectations for fiscal 1998 and beyond, are forward-looking statements. Without limiting the foregoing, the words "believe," "expect," "anticipate," "intends," "forecast," "project" and similar expressions generally identify forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, adequacy of the allowance for credit losses, availability of Contracts meeting the Company's desired risk parameters, capital expenditures, plans for future operations, financing needs, plans or availability, objectives relating to the Automobile Receivables and the related allowance and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99 to the annual report on Form 10-KSB for December 31, 1997. Such factors include, but are not limited to, the Company's dependence upon additional capital to expand operations, its reliance on debt financing, its recent losses and the effect of the discontinuance of the CarMart operations, its reliance on securitizations, its cost of capital and associated interest rate risks, the risks of lending to higher-risk borrowers, the risk of adverse economic changes, the risk associated with delayed repossessions, the potential inadequacy of its loan loss reserves, the risk associated with extensive regulation, supervision and licensing, the possibility of uninsured losses, the risk associated with substantial competition, its dependence on key personnel, insurance risks, "Year 2000" risks, the effect of outstanding options and warrants, the fact that the Company has, to date, not paid cash dividends on its Common Stock, the risk associated with not meeting the Nasdaq Small Cap maintenance requirements and the risk associated with the significant dependence on one controlling shareholder.

SUMMARY
-------
     The Company's revenues primarily are derived from the Company's loan portfolio consisting of Contracts purchased from the Dealer Network, Contracts purchased from third-party originators, Contracts financed from vehicle sales at the Company's Dealerships and Contracts purchased through portfolio acquisitions.

The average discount on all Contracts originated pursuant to discounted Finance Programs during the nine months ended September 30, 1998 and 1997 was approximately 5.5% and 7.1%, respectively. The Company services all of the loans that it owns. However, from time to time, the Company may acquire loan portfolios under short-term, third party interim servicing agreements. The loan portfolio at September 30, 1998 carries a contract annual percentage rate of interest that averages approximately 21.5%, before discounts, and has an original weighted average term of approximately 50 months. The average amount financed per Contract for the nine months ended September 30, 1998 and 1997 was approximately $9,582 and $9,852, respectively.

RESULTS  OF  OPERATION
----------------------


                                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
(dollars in thousands,
except per share amounts)               1998                      1997                 1998         1997
                                -------------------------  -----------------------  -----------  -----------
REVENUES:
Interest . . . . . . . . . . .  $              4,557,792                2,923,353   16,284,746    9,279,909
Other income . . . . . . . . .                    (2,649)                   4,510        6,038      126,510
                                -------------------------  -----------------------  -----------  -----------
     Total revenues. . . . . .                 4,555,143                2,927,863   16,290,784    9,406,419

COSTS AND EXPENSES:
Provision for credit losses. .                   504,345                   51,701      529,877      245,950
Operating expenses . . . . . .                 4,412,104                3,137,194   11,707,967    9,025,178
Interest expense . . . . . . .                 2,842,918                1,371,912    8,590,992    4,126,422
                                -------------------------  -----------------------  -----------  -----------
     Total costs and expenses.                 7,759,367                4,560,807   20,828,836   13,397,550
                                -------------------------  -----------------------  -----------  -----------

(Loss) before income taxes . .                (3,204,224)              (1,632,944)  (4,538,052)  (3,991,131)
Income tax (benefit) . . . . .                         -                        -            -            -
                                -------------------------  -----------------------  -----------  -----------

Net (loss) . . . . . . . . . .                (3,204,224)              (1,632,944)  (4,538,052)  (3,991,131)
                                =========================  =======================  ===========  ===========

NET (LOSS) PER COMMON SHARE
-BASIC AND DILUTIVE. . . . . .                    ($0.27)                  ($0.19)      ($0.46)      ($0.52)
                                =========================  =======================  ===========  ===========

Weighted average number of
common shares outstanding. . .                11,687,425                8,477,094    9,959,514    7,724,594







                                                                  OPERATING  HIGHLIGHTS  AND  RATIOS

                                                   Three Months  Ended Sept. 30,           Nine Months Ended Sept.30,
                                                  1998                   1997                 1998          1997
                                     -------------------------  ------------------------  -------------  ------------
Avg. interest bearing
  portfolio balance . . . . . . . .  $            123,017,611   $            74,094,439   $139,868,719   $77,548,675
                                     =========================  ========================  =============  ============
As a % of  avg. portfolio
   balance above (annualized)
-----------------------------------
  Interest income . . . . . . . . .                      14.8%                     15.8%          15.5%         16.0%
  Interest expense. . . . . . . . .                       9.2%                      7.4%           8.2%          7.1%
                                     -------------------------  ------------------------  -------------  ------------
     Net interest margin. . . . . .                       5.6%                      8.4%           7.3%          8.9%

  Operating expenses. . . . . . . .                      14.4%                     16.9%          11.1%         15.6%
   Provision for credit losses. . .                       1.6%                      0.3%           0.5%          0.4%
   Other income . . . . . . . . . .                         -                         -               -          0.2%
                                     --------------------------------------------------------------------------------
Net operating expenses
  and other income. . . . . . . . .                      16.0%                     17.2%          11.6%         15.8%
                                     -------------------------  ------------------------  -------------  ------------

Net (loss). . . . . . . . . . . . .                    (10.4%)                    (8.8%)         (4.3%)        (6.9%)
                                     =========================  ========================  =============  ============

Contract Purchase Summary
-----------------------------------
Contracts from dealer network . . .                       509                       384          1,239         1,700
Contracts from portfolio purchases.                       (26)                      649          9,738           649
                                     -------------------------  ------------------------  -------------  ------------
   Total contracts. . . . . . . . .                       483                     1,033         10,977         2,349

Dollar Value of Contracts Acquired.  $              5,407,674   $             9,186,231   $105,180,418   $23,141,684

Average amount financed . . . . . .  $                  11,196   $                 8,893   $      9,582   $     9,852






REVENUES  AND  NET  (LOSS)
--------------------------
     The Company's revenues increased $1.6 million, or 56%, from $2.9 million in the third quarter of 1997 to $4.5 million in the comparable 1998 period. Net (loss) increased from ($1.6) million in the third quarter of 1997 to ($3.2) million in the comparable 1998 period. Net (loss) per common share was ($0.19) for the third quarter of 1997 and ($0.27) for the comparable 1998 period based on 8.5 million and 11.7 million weighted average common shares outstanding, respectively. The increase in net (loss) was primarily due to a lower interest income effective yield of 14.8% compared to 15.8% which resulted from a decrease in the Company's weighted average contract annual percentage rate of interest, the reversal of interest income and an increase in the provision for credit losses associated with an increase in charge-offs, the costs associated with the conversion and assumption of servicing of portfolios purchased since September 1997 and an increase in operating and interest expenses associated with these acquisitions.

For the nine months ended September 30, the Company's revenues increased $7.0 million, or 75%, from $9.3 million in 1997 to $16.3 million in 1998. Net
(loss) increased from ($4.0) million in 1997 to ($4.5) million in 1998. (Loss) per common share was ($0.52) for 1997 and ($0.46) for 1998 based on 7.7 million and 10.0 million weighted average common shares outstanding, respectively. The increase in net (loss) was primarily due to a lower interest income effective yield of 15.5% compared to 16.0% which resulted from a decrease in the Company's weighted average contract annual percentage rate of interest, the reversal of interest income and an increase in the provision for credit losses associated with an increase in charge-offs, the costs associated with the conversion and assumption of servicing of portfolios purchased since September 1997 and an increase in operating and interest expenses associated with these acquisitions.

The lower reported interest income percentages - when compared to the contract annual percentage rate of interest (21.5% at September 30, 1998 and 22.7% at September 30, 1997) - results from the Company's use of the excess interest method of accounting. Under this method the Company uses part of its interest income as well as contract discounts and a provision for credit losses to establish its allowance for credit losses on its portfolio.

During the nine months of 1998, the Company's net Automobile Receivables increased from $67.6 million at December 31, 1997 to $103.7 million at September 30, 1998. During the three months ended September 30, 1998, the Company originated 509 loans totaling $5.7 million. The average amount financed for Contracts originated through the Dealer Network for the third quarter of 1998 was $11,191. For the third quarter of 1997, the Company originated 384 loans totaling $4.0 million with an average amount financed of $10,516 and purchased a loan portfolio of 649 loans totaling $5.1 million. During the nine months ended September 30, 1998, the Company originated 1,239 loans and purchased 9,738 loans through portfolio purchases totaling $105.2 million with an average amount financed $9,582 as compared with loan originations of 1,700 and a portfolio purchase of 649 loans totaling $23.1 million with an average amount financed of $9,852 for the nine months ended September 30, 1997. The average discount on all Contracts originated pursuant to discounted Finance Programs during the nine months ended September 30, 1998 and 1997 was approximately 5.5% and 7.1%, respectively.

The increase in the total number and total dollar value of loan originations and purchases during the first nine months of 1998, as compared to the comparable 1997 period, primarily resulted from the Company's purchase of loan portfolios previously originated by third parties. In January 1998, the Company announced that it had completed the acquisition of $81 million in auto loans from affiliates of Pacific USA and in February 1998 the Company acquired approximately $14 million of auto loans from another third party. In September 1997, the Company completed the acquisition of $5 million in auto loans.

At September 30, 1998, only $.5 million of the Company's Auto Receivable Loan Portfolio was generated from the discontinued CarMart operations as compared to $1.9 million of its portfolio at September 30, 1997.

COSTS  AND  EXPENSES
--------------------
     The increase in the provisions for credit losses for the quarter and nine months ended September 30, 1998, as compared to the comparable 1997 periods, primarily was due to the 1998 third quarter provision for credit losses of $.5 million for a change in estimate related to the Company's static pooling reserve analysis. This increase was partially offset by a decrease in the provision associated with the introduction of the excess interest method to record allowances effective January 1, 1995 (see Note 2). Net charge-offs as a percentage of Average Net Automobile Receivables increased from 12.7% in the first nine months of 1997 to 14.7% in the comparable 1998 period due primarily to the charge-off of loans acquired from affiliates of Pacific USA, which the Company currently believes are adequately covered by the related purchase allowance for estimated losses. Excluding the loans and related charge-offs associated with the portfolio acquired from affiliates of Pacific USA, net charge-offs as a percentage of Average Net Automobile Receivables decreased to 10.8% in the first nine months of 1998. Again, it should be noted that the Company currently believes that anticipated losses associated with the loans acquired from affiliates of Pacific USA are adequately covered by the related allowance for credit losses. The Company believes that its allowance for credit losses is sufficient for the life of its current portfolio. A provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 3.0% of its loan portfolio over 60 days past due at September 30, 1998 compared with 1.6% at December 31, 1997.

The Company believes that the decrease in net charge-offs as a percentage of Average Net Automobile Receivables, excluding the portfolio acquired from affiliates of Pacific USA in January 1998, is due to the following factors:
1. Credit quality: All originations subsequent to August 31, 1996 were acquired using the Company's proprietary credit scoring system including more stringent credit criteria. These Contracts may result in lower net charge-offs and higher risk adjusted yields in the future than for comparable periods in 1996 and 1997.
2. Collections, recovery and remarketing: In February 1997, the Company reorganized its collections, recovery and remarketing departments. These changes included the hiring of new managers and upgrading of the Company's collections, recovery and remarketing systems.

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

     Operating expenses increased $1.3 million, or 40.6%, from $3.1 million in third quarter of 1997 to $4.4 million in the comparable 1998 period. For the nine months ended September 30, operating expenses increased $2.7 million, or 29.7%, from $9.0 million in 1997 to $11.7 million in 1998. The increase in operating expenses for both the three and nine months ended September 30, 1998, were due primarily to increases in salaries and benefits and consulting and professional fees. These cost categories increased primarily as a result of the Company's portfolio acquisitions, totaling over $105 million, in late 1997 and early 1998. The major components of operating expenses are as follows:



                                   THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------   ------------------------------------
                                     1998     1997   INCREASE (DECR.)      1998     1997   INCREASE (DECR.)
(dollars in thousands)             -------  ------   ----------------   --------  ------   -----------------
Salaries and benefits . . . . . .  $1,731   $1,233   $            498   $ 4,751   $3,961   $             790
Depreciation and amortization . .     549      597                (48)    1,769    1,403                 366
Consulting and professional fees.   1,282      706                576     2,929    1,820               1,109
Telephone . . . . . . . . . . . .     144      115                 29       437      390                  47
Travel and entertainment. . . . .     102       42                 60       220      163                  57
Loan origination fees . . . . . .     (88)     (57)               (31)     (212)    (229)                 17
Rent/Office Supplies/Postage. . .     283      275                  8       896      803                  93
All other . . . . . . . . . . . .     409      226                183       918      714                 204
                                   -------  ------   ----------------   --------  ------   -----------------
                                   $4,412   $3,137   $          1,275   $11,708   $9,025   $           2,683
                                   =======  ======   ================   ========  ======   =================




Interest expense increased $1.5 million, or 107.2%, from $1.4 million in the third quarter of 1997 to $2.9 million in the comparable 1998 period. For the nine months ended September 30, interest expense increased $4.5 million, or 108.2%, from $4.1 million in 1997 to $8.6 million in 1998. This increase primarily was due to an increase in borrowings in 1998 used to finance the Company's portfolio acquisitions. An increase in interest rates in 1998 as a result of a paydown in 1997 of the Company's automobile receivables-backed notes at interest rates between 6.45% and 7.6% and borrowings on the warehouse line of credit with Daiwa at interest rates of 2.5% over LIBOR on 85% of the amount advanced and 12% on the remaining 15% of the amount advanced and borrowings on the Company's Portfolio Purchase Credit Facility with Daiwa at an interest rate of 1.0% over LIBOR (increasing to 3.5% over LIBOR on 85% of the amount advanced and 15% on the remaining 15% of the amount advanced effective July 1, 1998) also contributed to the increase. From December 31, 1997 through September 30, 1998, net increases (decreases) in the Company's debt were as follows:



 (dollars  in  thousands)

Notes payable - LaSalle . . . . . . . . . . . . . .   ($6,376)
Warehouse line of credit - Daiwa. . . . . . . . . .    13,475
Portfolio purchase credit facility - Daiwa. . . . .    46,406
Heartland promissory  note payable. . . . . . . . .    (1,135)
Pacific USA Holdings Corp. promissory  note payable     2,487
Convertible subordinated debt . . . . . . . . . . .    (1,385)
Senior subordinated debt-Rothchild. . . . . . . . .    (1,883)
Senior subordinated debt-Black Diamond. . . . . . .      (540)
Automobile receivables-backed notes . . . . . . . .   (12,321)
                                                     ---------
     Total. . . . . . . . . . . . . . . . . . . . .  $ 38,728
                                                     =========




The average annualized interest rate on the Company's debt was 9.0% for the third quarter of 1998 versus 7.5% for the comparable 1997 period. For the nine months ended September 30, the average annualized interest rate on the Company's debt increased from 7.3% in 1997 to 8.2% in 1998. These increases were due primarily to additional borrowings on the Company's warehouse line and portfolio purchase credit facilities with Daiwa at interest rates higher than the Company's automobile receivables-backed notes that were redeemed or paid off in 1997.

The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average gross Automobile Receivables, decreased from 8.4% in the third quarter of 1997 to 5.6% in the comparable 1998 period. For the nine months ended September 30, the annualized net interest margin percentage decreased from 8.9% in 1997 to 7.3% in 1998. These decreases were primarily due to a decrease in the Company's weighted average contract annual percentage rate of interest, the reversal of previously recognized interest income as a result of charge-offs of loans, the amortization of excess interest receivable as described in Note 2 of the Notes to Consolidated Financial Statements and an increase in the average annualized interest rate on the Company's debt.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

GENERAL
-------
     The Company's cash flows for the nine months ended September 30, 1998 and 1997 are summarized as follows:



     CASH  FLOW  DATA
     NINE  MONTHS  ENDED  SEPTEMBER  30,


(dollars in thousands). . . . . . . . . . . . . . . .      1998      1997
                                                       ---------  --------
Cash flows provided by (used in):
Operating activities. . . . . . . . . . . . . . . . .  $  9,624   $   500
Investing activities. . . . . . . . . . . . . . . . .   (53,713)    2,093
Financing activities. . . . . . . . . . . . . . . . .    44,190    (3,188)
                                                       ---------  --------
Net increase (decrease) in cash and cash equivalents.  $    101     ($595)
                                                       =========  ========




The Company's business has been and will continue to be cash intensive. The Company's current principal needs for cash include cash required for payments to Dealers in connection with purchases of installment contracts, cash required for the purchase of existing loan portfolios and cash required for working capital. This utilization of cash is currently financed through the Company's capital, warehouse lines of credit, securitizations and other short-term loans. It is the Company's intent to use its warehouse line of credit, as described in detail below, together with periodic securitizations of Contracts, to provide the liquidity to finance the purchase of additional installment Contracts. However, it should be noted that during the third quarter of 1998, certain asset-backed securitizors experienced significant reduction in liquidity. It was reported through several market sources that during the third quarter of 1998, hedge funds, some of which are significant buyers of asset-backed investments, were required by their lenders to liquidate substantial portions of their portfolio, thereby creating an over abundance of supply and, simultaneously, a reduced demand for asset-backed investments. These conditions as well as the current overall unsettled nature of the capital markets could negatively impact the Company's ability to provide liquidity through securitizations and additional warehouse credit facilities.

In order to further insure the Company's ability to finance the purchase of installment Contracts and thereby continue to grow, the Company continues to seek to obtain additional warehouse credit facilities on terms more favorable than those currently in place as described in Note 4 of the Notes to Consolidated Financial Statements. If the Company is successful in obtaining such facilities, they will provide the Company with additional financing on more favorable terms. Due primarily to the current unsettled nature of the capital markets, no assurance can be given as to if, or when, the Company could be able to consummate such transactions.

     The Company has initiated discussions with institutional financing sources with the goal of attracting additional capital in the form of equity, debt or some combination thereof. The Company is also in discussion with Pacific USA, it's largest shareholder, regarding Pacific USA's interest in participating in additional financing facilities. Given the current uncertainty of the capital markets, there are no assurances as to if or when Pacific USA will participate in additional financing facilities. Pacific USA has not committed any additional funds, equity, loan or otherwise, beyond the equity contribution and loans described in Note 4 of the Notes to Consolidated Financial Statements.

     The ability of the Company to maintain current growth levels will, in large part, be dependent upon obtaining additional sources of financing, of which no assurance can be given. Failure to obtain additional financing sources will materially restrict the Company's future business activities and current operations and could, in the future, require the Company to pursue selling certain of the loans in its portfolio to address its liquidity requirements.

Because the Company has not been operating at full operating capacity and as a means of addressing liquidity needs and reducing operating costs, the Company announced on November 6, 1998, a restructuring effort which included the elimination of approximately 40 positions. Management believes this restructuring will streamline the Company's operations and will allow it to more fully utilize the automation benefits of its advanced technology. The Company's service and collection departments will be unaffected, reflecting the Company's commitment to maintaining its high standards of service and asset management control.

In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of September 30, 1998, the Company had repurchased 26,900 shares of Class A Common Stock.

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

In connection with its portfolio acquisition strategy, the Company entered into an Amended and Restated Asset Purchase Agreement dated as of January 8, 1998 (the "Asset Purchase Agreement"), with Pacific USA Holdings Corp. ("Pacific USA") and certain of its wholly-owned or partially-owned subsidiaries - Pacific Southwest Bank ("PSB"), NAFCO Holding Company LLC ("NAFCO"), Advantage Funding Group, Inc. ("Advantage") and PCF Service, LLC - providing for, among other things, the purchase by the Company of sub-prime automobile loans from NAFCO and Advantage having an unpaid principal balance of approximately $81,115,233 for a purchase price of $77,870,623 of which $73,003,709 was paid in cash. The balance of the purchase price of $4,866,914 was paid through the issuance of 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "Preferred Stock") valued at $2.00 per share. As of September 30, 1998, Pacific USA repurchased loans with an original purchased principal balance of approximately $2.9 million. In addition to the repurchase proceeds of $2.6 million from Pacific USA, 85,870 shares of Preferred Stock were or will be surrendered by Pacific USA to the Company. In consideration for converting approximately $4.5 million of the Pacific USA Note into 4.7 million shares of the Company's Class A Common Stock (Note 4), the Company agreed, subject to shareholder approval, which was obtained on November 12, 1998, to change the conversion ratio of the Preferred Stock held by Pacific USA. As originally issued, each share of Preferred Stock was convertible at any time into one-half share of Class A Common Stock. Since shareholder approval was obtained on November 12, 1998, each share of Preferred Stock is convertible into two shares of the Company's Class A Common Stock, or an aggregate of up to 4,695,174 shares of Class A Common Stock. Under FAS 123, the Company will value the potential additional issuable Class A Common Stock using the Black-Scholes pricing model and will record a fourth quarter charge, and a corresponding addition to shareholders' equity.

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

Pacific USA was the record owner of 1.5 million shares of Class A Common Stock as of December 31, 1997. As a result of the December 1997 Option Agreement with Consumer Finance Holdings, Inc. ("CFH"), a wholly owned subsidiary of Pacific USA, it was granted the power to vote the 830,000 shares of Class B Common Stock beneficially owned by the Messrs. Ginsburg and Sandler (then the President and Executive Vice President, respectively, of the Company) ("the Shareholders") and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Also, under the terms of the Asset Purchase Agreement dated January 8, 1998, Pacific USA was issued 811,152 shares of the Company's Class A Common Stock and under the Conversion Rights Agreement dated July 1, 1998, Pacific USA was issued 4,698,157 shares of the Company's Class A Common Stock. As of the date of this report, 12,772,788 shares of Class A
Common  Stock  were  issued  and  outstanding  and 1,273,715 shares of Class B
Common Stock were issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock generally vote together as one class. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 49.9% of the combined outstanding shares of Class A and Class B Common Stock and controls approximately 65.3% of the total voting power. Pacific USA has an option expiring in December 2000 to purchase 830,000 shares of Class B Common Stock, owned by the Shareholders, while the Shareholders have an option, also expiring in December 2000, to require that Pacific USA purchase all of such shares. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA. As described herein, Pacific USA also has the right, exercisable at any time, to convert the shares of Preferred Stock into 4,695,174 shares of Class A Common Stock.
Daiwa Finance Corporation ("Daiwa") provided financing for this transaction. In January 1998, MF Receivables Corp. IV ("MF IV"), a wholly owned special purpose subsidiary of the Company, entered into a $73,926,565 Portfolio Purchase Credit Facility (the "Credit Facility") with Daiwa. All advances received under the Credit Facility are secured by eligible purchased loan Contracts and all proceeds received from those Contracts. The scheduled maturity date with respect to the advances under the Credit Facility is the earlier of January 6, 1999 or the disposition date of the eligible purchased loan Contract. Under the Credit Facility, prior to July 1, 1998, 85% of the amount advanced to the Company accrued interest at a rate equal to LIBOR plus 1.0% per annum. Effective July 1, 1998, the interest rate on this advance changed to LIBOR plus 3.5% per annum. The remaining 15% of the amount advanced accrued interest at a rate of LIBOR plus 1.0% per annum prior to July 1, 1998. Effective July 1, 1998, the interest rate on this advance changed to 15% per annum. The Credit Facility Agreement requires the Company to maintain certain standard ratios and covenants. At September 30, 1998, the Credit
Facility  had  an  outstanding  balance  of  $46,405,842.


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

As of September 30, 1998, the Series 1997-1A Notes had a balance of $20,100,670. The underlying receivables backing the Series 1997-1A Notes had a balance of $23,165,832 as of September 30, 1998.

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

On or about March 23, 1998, the Company entered into a senior debt financing facility with LaSalle that had an outstanding balance of $50,000 at September 30, 1998.

In December 1997, MF Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75.0 million Warehouse Line
of  Credit  with  Daiwa.    All advances received under the line of credit are
secured  by  eligible  loan  Contracts  and  all  proceeds received from those
Contracts.    The  scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per
annum.   The Company is obligated to pay Daiwa an unused facility fee equal to
 .375% of the average daily unused portion of the credit agreement. The Credit Agreement requires the Company to maintain certain standard ratios and
covenants.    At  September  30,  1998,  the  Company had borrowed $43,475,000 against  this  line  of  credit.

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

On June 30, 1998, the Company and Pacific USA Holdings Corp. ("Pacific USA"), a related party, agreed to enter into a $5.0 million Loan Agreement ("Pacific USA Note"). Effective July 1, 1998, the Company and Pacific USA entered into a Conversion and Rights Agreement whereby $4,463,250 of the principal amount of the Pacific USA Note was converted into 4,698,157 restricted shares of the Company's Class A Common Stock. As consideration for the conversion, the Company agreed, subject to shareholder approval, which was obtained on November 12, 1998, to change the conversion ratio of the Company's Preferred Stock held by Pacific USA. The remaining unconverted principal balance of the Pacific USA Note of $536,750 is collateralized by the stock of MF Receivables Corp. II. Interest on the outstanding Pacific USA Note balance accrues at a fixed rate per annum of 12.0%. All outstanding principal and interest is due and payable on or before December 31, 1998. On September 8, 1998 and September 30, 1998, the Company and Pacific USA entered into Promissory Note agreements whereby Pacific USA lent the Company $950,000 and $1,000,000, respectively. Both Promissory Notes accrue interest at the prime rate plus 1% per annum. All outstanding principal, plus accrued and unpaid interest, is due six months from the date of the note.

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

NASDAQ  LISTING  REQUIREMENTS
-----------------------------
     Commencing February 23, 1998, the requirements for continued trading of securities on the Nasdaq National Market and on the Nasdaq Small Cap Market were changed to include requirements that (i) the minimum bid price for common stock must be $1.00 or more per share, and (ii) the market value of the public float must be $5 million or more for a National Market security and $1 million or more for a Small Cap Market security. If a deficiency exists for a period of 30 consecutive business days, Nasdaq is required to promptly notify the issuer, which will have a period of 90 calendar days from such notification to achieve compliance. Compliance can be achieved by meeting the applicable standard for a minimum of ten consecutive business days during the 90-day compliance period. From February 23, 1998, to the date of this report, the bid price of the Company's Class A Common Stock has been less than $1.00 per share and the market value of the public float has been less than $5 million.

"Public float" is defined as outstanding shares other than those held by officers, directors and beneficial owners of more than ten percent of the total shares outstanding. As of September 30, 1998, the Company's public float consisted of approximately 5,721,109 shares of Class A Common Stock. To meet the National Market requirement of $5 million in public float, the market price would have to be approximately $.88 per share and to meet the Small Cap Market requirement of $1 million in public float, the market price would have to be approximately $.18 per share. As of the date of this report, the market value of the public float was less than $5 million, but greater than $1 million.

In February 1998, Nasdaq notified the Company that it was not in compliance with the National Market requirements and that the Class A Common Stock would be delisted unless compliance was achieved. The Company appealed and requested an exception to the listing requirements. On November 4, 1998, Nasdaq advised the Company that an exception would not be granted. However, it also noted that, upon consummation of the reverse stock split, the Company will likely satisfy the $1.00 bid price and the $1,000,000 market value of public float requirements necessary for continued listing on the Nasdaq Small Cap Market. Accordingly, the Panel decided to move the Company's listing to the Nasdaq Small Cap Market effective November 6, 1998, provided that on or before November 23, 1998, the Company must effectuate a reverse stock split sufficient to bring it into compliance with the $1.00 per share minimum bid price requirement; thereafter, the closing bid price must meet or exceed $1.00 per share for a minimum of ten consecutive trading days. The Company must also demonstrate compliance with all requirements for continued listing on the Nasdaq Small Cap Market. In the event the Company fails to meet any of these requirements, the Company's securities will be delisted from the Nasdaq Stock Market.

Upon approval of the Company's Board of Directors, the Company will effect a five for one reverse split of its Class A and Class B Common Stock. Recently, the bid price of the Class A Common Stock has occasionally been less than $0.20 per share. The reverse split being considered will be five shares for each one share issued and outstanding. While it is expected that effecting the reverse stock split will satisfy the Nasdaq minimum bid price requirement of $1.00 per share of Class A Common Stock, no assurances can be given that such minimum bid price will be met or can be maintained.

National Market securities qualify for secondary trading exemptions in many states and states are precluded from review of certain offerings of National Market securities. Small Cap Market securities do not enjoy all of these benefits. In the event the split does not result in a minimum bid price requirement of $1.00 per share of Class A Common Stock, the Class A Common
Stock probably would trade on the OTC Bulletin Board. Stocks that trade on that market generally are much less liquid than those traded on certain other markets. Correspondingly, the Company's ability to raise capital could be adversely affected.

OTHER
-----

INFLATION
---------
     Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to September 30, 1998.

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

FUNDING AND FINANCING STRATEGIES: In December 1997, the Company entered into a warehouse line with Daiwa Finance Corporation, under the terms of which, approximately 90% of the face amount of Contracts, in the aggregate, is advanced to the Company for purchasing qualifying Contracts. This facility allows the Company to acquire loans on a leveraged basis and increase the size of its portfolio with its current capital. Periodic rated securitizations are also part of the Company's financing strategies. Securitizations lock in low interest rates and free up the Company's warehouse line and capital for new loan acquisitions. The Company makes all efforts to obtain sufficient cash from a securitization to repay all warehouse debt collateralized by the loans. In the event funds obtained from a securitization are not sufficient to retire the corresponding debt, the securitization may adversely affect liquidity.

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

VOTING POWER: As a result of the Asset Purchase Agreement dated January 8, 1998, and the Conversion Rights Agreement dated July 1, 1998, Pacific USA Holdings Corp. ("Pacific USA") increased its voting power in the Company to
65.3%. Pacific USA is the beneficial owner of 49.9% of the Company's outstanding voting common stock. Pacific USA is a diverse U.S. holdings company, 100% owned by Pacific Electric Wire & Cable, Ltd. of Hong Kong. Pacific USA is a multi-billion dollar company which owns various businesses including, but not limited to, home building, home equity lending, sub-prime auto finance, loan servicing and also is the 100% owner of Pacific Southwest Bank. The various companies involved in this transaction currently are reviewing the Company's business plan to determine whether the business plan could be modified for additional opportunities which may be available as a result of the association with Pacific USA.

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

                       QUARTER ENDED SEPTEMBER 30, 1998

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

     In August 1998, the Company and the plaintiffs settled the lawsuit for an immaterial amount.

On August 24, 1998, a lawsuit, seeking class action status, was filed against the Company in the Superior Court of California, County of San Francisco (Gilyard and Doyle et al. v. Monaco Finance, Inc.). The plaintiffs allege certain violations of the Rees-Levering Automobile Sales Finance Act with respect to the statutory notice given to customers following repossession. The complaint seeks the recovery of unspecified actual and statutory damages and attorney's fees.

At this early stage in the proceedings, legal counsel has not been able to express any view of the probable outcome of this lawsuit. In any event, at this time, Management believes the Company's liability, if any, with respect to the claims made, are most likely immaterial and the Company intends to vigorously defend the allegations.

ITEM  2.  CHANGES  IN  SECURITIES
---------------------------------
     (b.) Certain of the Company's loan agreements, including loan agreements entered into in the first quarter of 1996, contain covenants that restrict the payment of cash dividends.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------
     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------
     (c.) On November 12, 1998, a special meeting of shareholders of the Company was held for the following purposes:

     To consider and approve a proposal to amend the Company's Articles of Incorporation with respect to its 8% Cumulative Convertible Preferred Stock - Series 1998-1 (the "Preferred Stock") to (i) change the Conversion Ratio of the Preferred Stock from one share of Class A Common Stock for each two shares of Preferred Stock that are converted to four shares of Class A Common Stock for each two shares of Preferred Stock that are converted, and (ii) to provide that the market price of the Class A Common Stock that causes automatic conversion of the Preferred Stock into shares of Class A Common Stock shall be proportionately adjusted in the event of any issuance of Class A Common Stock as a dividend or other distribution or in the event of a subdivision or combination of the outstanding shares of Class A Common Stock.

To consider and approve a proposal to authorize the Company's Board of Directors to effect, in its discretion, a reverse split of the outstanding shares of the Company's Class A Common Stock and Class B Common Stock on the basis of one share for each five shares then outstanding (the "Reverse Stock Split").

The aforementioned proposals were passed with the following votes, respectively:

-          The  amendment  to  the  Articles  of  Incorporation
Class A Common Stock - 8,452,724 For, 853,158 Against, 104,164 Abstained, and 3,049,576 Unvoted.
Class  B  Common  Stock  -  1,273,715 For, -0- Against, -0- Abstained, and -0-
Unvoted.
Preferred  Stock - 2,347,587 For, -0- Against, -0- Abstained, and -0- Unvoted.

-          The  reverse  stock  split
Class A Common Stock - 11,616,636 For, 771,334 Against, 71,652 Abstained, and -0-Unvoted.
Class  B  Common  Stock  -  1,273,715 For, -0- Against, -0- Abstained, and -0-
Unvoted.


ITEM  5.  OTHER  INFORMATION
----------------------------
     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------
(a)  Exhibits:
     11  -          Computation  of Earnings (Loss) per Common Share. Page 37.
27  -          Financial  Data  Schedule.  Page  38.

(b)  Reports  on  Form  8  -  K:
     A Form 8-K dated September 1, 1998 was filed announcing the conversion of $4.5 million of debt to equity by Pacific USA Holdings Corp., the appointment of Joseph A. Cutrona as Chief Executive Officer of the Company and the amendment of the Note Purchase Agreement with Rothschild North America, Inc. and the Indenture to the Company's 12% Convertible Senior Subordinated Notes.



                                              EXHIBIT 11
                                MONACO FINANCE, INC. AND SUBSIDIARIES
                           COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                    EARNINGS  (LOSS)  PER  COMMON  SHARE  -  BASIC  AND  DILUTIVE:
                    --------------------------------------------------------------

                                                         THREE MONTHS                NINE MONTHS
                                                      ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                      1998          1997          1998          1997
                                               ------------  ------------  ------------  ------------
NET EARNINGS (LOSS)
---------------------------------------------

Net (loss). . . . . . . . . . . . . . . . . .  ($3,204,224)  ($1,632,944)  ($4,538,052)  ($3,991,131)
                                               ============  ============  ============  ============

AVERAGE COMMON SHARES OUTSTANDING
---------------------------------------------
Weighted average common shares
 outstanding - basic. . . . . . . . . . . . .   11,687,425     8,477,094     9,959,514     7,724,594
Shares issuable from assumed
 exercise of stock options (a). . . . . . . .           (b)           (b)           (b)           (b)
Shares issuable from assumed
 exercise of stock warrants (a) . . . . . . .           (b)           (b)           (b)           (b)
Shares issuable from assumed conversion of
Pacific USA Holdings Corp. Note Payable . . .           (b)           (b)           (b)           (b)
Shares issuable from assumed
conversion of Preferred Stock . . . . . . . .           (b)           (b)           (b)           (b)
Shares issuable from assumed
 conversion of 7% subordinated debt . . . . .  N/A                    (b)  N/A                    (b)
Weighted average common shares
 outstanding - dilutive . . . . . . . . . . .   11,687,425     8,477,094     9,959,514     7,724,594
                                               ============  ============  ============  ============


(Loss) per common share - basic and dilutive.       ($0.27)       ($0.19)       ($0.46)       ($0.52)
                                               ============  ============  ============  ============


     NOTES
     (a)  Dilutive  potential  common  shares  are  calculated  using  the  treasury  stock  method.
(b) The computation of earnings per common share assuming dilution excludes dilutive potential common shares  that  have  an  anti-dilutive  effect  on  earnings  per  share.

                                  EXHIBIT 27


                                MONACO FINANCE, INC., AND SUBSIDIARIES
                                       FINANCIAL DATA SCHEDULE

                       FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 1998




ITEM                                                         3 -MOS         YEAR-TO-DATE
----------------------------------------------------------  ------------    ------------
Fiscal year end. . . . . . . . . . . . . . . . . . . . . .  31-Dec-98          31-Dec-98
Period end . . . . . . . . . . . . . . . . . . . . . . . .  30-Sep-98          30-Sep-98
Period type. . . . . . . . . . . . . . . . . . . . . . . .    3 month          9 month
Cash and cash items                                         $   7,494,189   $   7,494,189
Marketable securities                                       $           0   $           0
Notes and accounts receivable trade                         $ 115,435,120   $ 115,435,120
Allowance for doubtful accounts                             ($11,756,702)   ($11,756,702)
Inventory                                                   $           0   $           0
Total current assets                                        $           0   $           0
Property, plant and equipment                               $   4,964,858   $   4,964,858
Accumulated depreciation                                    $   2,492,453   $   2,492,453
Total assets                                                $ 135,523,526   $ 135,523,526
Total current liabilities                                   $           0   $           0
Bonds, mortgages and similar debt                           $ 118,378,260   $ 118,378,260
Preferred stock-mandatory redemption                        $           0   $           0
Preferred stock no-mandatory redemption                     $   4,695,174   $   4,695,174
Common stock                                                $     140,465   $     140,465
Other stockholders' equity                                  $  10,022,709   $  10,022,709
Total liabilities and stockholders' equity                  $ 135,523,526   $ 135,523,526
Net sales of tangible products                              $           0   $           0
Total revenues                                              $   4,555,143   $  16,290,784
Cost of tangible goods sold                                 $           0   $           0
Total costs and expenses applicable to sales and revenues   $   4,412,104   $  11,707,967
Other costs and expenses                                    $           0   $           0
Provision for doubtful accounts and notes                   $     504,345   $     529,877
Interest and amortization of debt discount                  $   2,842,918   $   8,590,992
Income before taxes and other items                          ($3,204,224)    ($4,538,052)
Income tax expense                                          $           0   $           0
Income/(loss) continuing operations                          ($3,204,224)    ($4,538,052)
Discontinued operations                                     $           0   $           0
Extraordinary items                                         $           0   $           0
Cumulative effect-changes in accounting principals          $           0   $           0
Net income (loss)                                            ($3,204,224)    ($4,538,052)
Earnings per common share-basic                                   ($0.27)         ($0.46)
Earnings per common share-assuming dilution                       ($0.27)         ($0.46)




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          MONACO  FINANCE,  INC.
     (Registrant)


     Date:  November  16,  1998
     By:    /s/  Morris  Ginsburg
     ----------------------------
     Morris  Ginsburg,  Chairman  of  the
     Board  of  Directors

     By:    /s/  Joseph  A.  Cutrona,  Jr.
     -------------------------------------
     Joseph  A.  Cutrona,  Jr.,  Chief
     Executive  Officer,  Principal
     Financial  and  Accounting  Officer
     and  Director