Form 10KSB
period 1998-12-31
MONACO FINANCE INC
filed 1999-04-15
CIK 865830

FORM 10-KSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     Commission  file  number  0-18819
                             MONACO FINANCE, INC.
                             --------------------
                (Name of small business issuer in its charter)

   Colorado                                     84-1088131
   --------                                     ----------
(State or other                              (IRS  Employer
 jurisdiction of                           Identification  No.)
 incorporation or
  organization)


370  17th  Street,  Suite  5060
-------------------------------
Denver,  Colorado                                        80202
-----------------                                     -----------
(Address  of  principal  executive  offices)          (Zip  Code)

          Issuer's  telephone  number:          (303)  592-9411


     SECURITIES  REGISTERED  UNDER  SECTION  12(B)  OF  THE  EXCHANGE  ACT:

     Class  A  Common  Stock,  $.01  Par  Value
     ------------------------------------------
     Title  of  Class

     SECURITIES  REGISTERED  UNDER  SECTION  12(G)  OF  THE  EXCHANGE  ACT:

     Class  A  Common  Stock,  $.01  Par  Value
     ------------------------------------------
     Title  of  Class

     Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__X___ Yes   _____  No

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

     State  issuer's  revenues for its most recent fiscal year.   $20,829,747.

     State the aggregate market value of the voting stock held by non-affiliates (based on the average bid and asked prices of such stock) of the Registrant:

     As  of  March  30,  1999:    Approximately  $243,000.

     As  of  March  30,  1999,  there  were 2,554,558 shares of Class A Common
Stock,  $.01  par   value and 254,743 shares of Class B Common Stock, $.01 par value,  outstanding.

     DOCUMENTS  INCORPORATED  BY  REFERENCE
     Proxy Statement for the 1999 Annual Meeting to be filed within 120 days after the fiscal year (Part III).
     Transitional  Small  Business  Disclosure  Format:            Yes  No   X
                                                                            --
     Total  number  of  pages:

                             MONACO FINANCE, INC.
                        1998 FORM 10-KSB ANNUAL REPORT
                               TABLE OF CONTENTS

               PAGE  NUMBER
               ------------
          PART  I
Item  1.    Description  of  Business, pg. 3
Item  2.    Description  of  Property, pg. 8
Item  3.    Legal  Proceedings, pg. 8
Item  4.    Submission  of  Matters  to  a  Vote  of  Security
             Holders, pg. 8
    PART  II
Item  5.    Market  for  Common  Equity  and  Related
             Stockholder  Matters, pg. 8
Item  6.    Management's  Discussion  and  Analysis  of
             Financial  Condition  and  Results  of  Operation, pg. 10
Item  7.    Financial  Statements, pg. 20
Item  8.    Changes  In  and  Disagreements  With  Accountants
             on  Accounting  and  Financial  Disclosure, pg. 55
    PART  III
Item  9.    Directors  and  Executive  Officers,  Promoters  and
             Control Persons, Compliance With Section 16(a) of the Exchange Act, pg. 55
Item  10.   Executive  Compensation, pg. 55
Item  11.   Security  Ownership  of  Certain  Beneficial  Owners
             and  Management, pg. 55
Item  12.   Certain  Relationships  and  Related  Transactions, pg. 55
     PART  IV
Item  13.   Exhibits  and  Reports  on  Form  8-K, pg.
            Signatures, pg. 55

------
     PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.
------------------------------------
     Monaco Finance, Inc. (the "Company") is a specialty consumer finance company which has engaged in the business of underwriting, acquiring, servicing and securitizing automobile retail installment contracts ("Contract(s)"). The Company has provided special finance programs (the "Program(s)") to assist purchasers of vehicles who do not qualify for traditional sources of bank financing due to their adverse credit history, or for other reasons which may indicate credit or economic risk ("Sub-prime Customers"). The Company has acquired Contracts in connection with the sale of new and used vehicles, to customers, from automobile dealers (the "Dealer(s)" or the "Dealer Network") located in forty-eight states, the majority of which were acquired from four states. The Company has also purchased portfolios of sub-prime loans from third parties other than dealers. At December 31, 1998, the Company's loan portfolio had an outstanding balance of approximately $107 million.

     See  the  discussion  of  Subsequent  Events  in  Item  6.  Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operation.

AUTO  FINANCE  PROGRAM
----------------------

GENERAL
-------
     The Company's automobile finance programs have been conducted under the name Monaco Finance Auto Program ("MFAP"). At December 31, 1998, the Company had agreements with Dealers located in forty-eight states for the purchase of Contracts that meet the Company's financing standards, requirements and criteria. The Contracts are purchased without recourse and are generally purchased for a processing fee and discount ranging from $150 to $1,095 per contract. The purchase price primarily depends upon the particular financing option used, the length of the Contract, and the model year and mileage of the automobile financed. To date, the obligors under the Contracts generally have made down payments ranging between 10% and 20% of the sales price of the vehicle financed including the value of a trade-in, if any. Generally, the remaining balance of the purchase price plus taxes, title fees and insurance, where applicable, is financed over a period of 24 to 60 months at annual interest rates ranging between 17% and 25%. At December 31, 1998 the original annual percentage rate of interest of the Company's portfolio averaged approximately 21% and the original weighted average term of the portfolio was approximately 51 months. From inception through December 31, 1998, the Company originated and acquired 36,638 Contracts with an aggregate principal balance of approximately $334 million.

PURCHASE  AGREEMENTS  (DEALERS)
-------------------------------
     The Company has acquired Contracts from franchised and independent Dealers who have entered into dealer agreements with the Company. The dealer agreements generally are in standard form requiring that Contracts be originated in accordance with the Company's Program guidelines and that the Contracts be secured by a perfected first lien on the vehicle financed. The Company underwrites each Contract prior to acceptance. The Contracts are non-recourse to the selling Dealer except for certain representations and warranties.

     The Company has marketed its MFAP through independent contractors. The independent contractors reside in the geographical area where the Programs were marketed. In addition to enlisting new Dealers into the Company programs, the independent contractors assisted Dealers by familiarizing them with Monaco's Programs and procedures. In February 1999, the Company discontinued these agreements with all independent contractors.

LOAN  PORTFOLIO  ACQUISITIONS
-----------------------------
     In 1998, the Company acquired, at a discount, two portfolios of auto loans with a face value of approximately $95 million from third parties. The Company completed the first acquisition of approximately $81 million of auto loans, at a discount, from certain affiliates of Pacific USA Holdings Corp. In February 1998, the Company acquired approximately $14 million of auto loans, at a discount, from an unrelated third party. At this time, the Company is not actively seeking to acquire auto loan portfolios.

FINANCING  SOURCES
------------------
     From inception through 1991, the Company financed the acquisition of Contracts through loans from its principal stockholders and banks. In October 1991, the Company expanded its financing sources by completing its first asset-backed automobile receivables securitization. In 1992, the Company entered into a secured revolving line of credit with Citicorp Leasing Inc.
("Citicorp") to finance Contracts. In 1994, the Company securitized $34.1 million of its Contracts and in 1995 it obtained a $150 million revolving secured warehouse line and securitized $43.1 million in Contracts. In 1997, the Company securitized $51.4 million of its Contracts and entered into a $75 million Warehouse Line of Credit. In 1998 the Company entered into a $73.9 million Portfolio Purchase Credit Facility, and received capital of $5.3 mil-lion and secured loans of $1.9 million from Pacific USA Holdings Corp. as well as secured loans from Pacific Southwest Bank of $.95 million. Since 1993,the Company has used revolving lines of credit, private placement borrow-ings, common stock, warrant exercises, and its Automobile Receivable-Backed Securitization Program and the corresponding Revolving Notes and Warehouse Notes as its primary sources of capital.
  Subsequent to December 31, 1998, significant events have occurred which have negatively and materially impacted the Company's financing sources (see the discussion in Subsequent Events).

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

     The Company has developed underwriting guidelines and standards based upon many factors including, but not limited to the amount and terms of the Contract, the customer's residence and employment stability, credit history, ability to pay, discretionary income and debt ratio. In addition, the Company uses a proprietary credit scoring system to evaluate the likeliness of default and, in conjunction with the company's risk models, calculates the predicted loss, if any, in the event of default. In reviewing a customer's credit, the Company evaluates (i) the credit application; (ii) the customer's cash flow statement of monthly cash receipts and expenses to determine debt ratios; and,
(iii) credit bureau reports as well as other information and verifies the accuracy of all information with respect to the customer as well as the car being financed.

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

SERVICING  AND  MONITORING  OF  CONTRACTS
-----------------------------------------
     The Company has serviced all of the Contracts it purchased or originated. From time to time, the Company has acquired loan portfolios under short-term, third party interim servicing agreements. After December 31, 1998, the Company intends to transfer loan servicing to an unrelated third party servicer acceptable to Daiwa (see Subsequent Events). In the event the Company acquires additional Contracts it intends to outsource the collection of same
through  third  party  servicers.    At  December  31,  1998,  the  Company's
collections and asset recovery and remarketing department employed 70 individuals to perform these functions. The collection department uses internally developed software augmented by vendor provided systems. In 1996, the Company completed the installation of its first predictive dialer, and installed an updated system in 1998. A predictive dialer enhances the productivity of the Company's collection efforts by making it possible to contact more customers in a shorter period of time.

     Upon the funding of a Contract, the accounting department boards the Contract on its servicing system, which allows the Company to track payment history from inception to final payoff or other disposition. The servicing system also automatically sends a payment coupon book to the customer. Contract payments, if sent by mail, go directly to a lock box and are forwarded daily by a third-party servicer to a bank holding the Company's accounts. Where required, Trust receipts are subsequently forwarded to the appropriate Trust account. As payments are processed, the customer's account is automatically updated.

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

     In the event the customer is not willing or able to meet his or her obligation to the Company under the terms of the contract, and an alternative payment schedule cannot be agreed to, the collector turns the Contract over to a collection supervisor for further action. At this time, the supervisor can decide to continue to work with the customer to bring the Contract current or can remit the Contract to the manager of the collections department for repossession. A decision to repossess generally starts when a Contract is 90 days into delinquency. All Contracts 120 days past due must be must be charged off under Company policy as of December 31, 1998. Generally, repossession action takes place as a last resort and when no other arrangement can be made.

MARKETING  AND  ADVERTISING
---------------------------
     The Company has utilized independent contractors and corresponding sale and informational brochures to market its Programs to its Dealer Network. In February 1999, the Company discontinued these agreements and is attempting strategic marketing relationships to generate Contract purchases. There is no assurance that these relationships will be developed or if they are that they will be profitable to the Company. Furthermore, the development of additional Contract purchases requires a financing source the Company does not presently
have  and  may  not  be  able  to  obtain.    See  Subsequent  Events.

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

     The typical automobile finance company generally classifies borrowers into four general and subjective credit categories labeled A, B, C, and D. The subprime financing market is characterized by lower quality credit lenders, typically, C and D rated paper. Generally, C and D rated paper represents borrowers who cannot qualify for financing through traditional sources, such as banks, credit unions or captive finance companies, due primarily to their adverse credit and employment history. Automobile finance companies often purchase C and D credit paper at a discount to its face value. The discount is designed to compensate the lender for the credit risk of these contracts. In the past several years, discount percentages have been declining due to increased price competition. The subprime market is also characterized by higher charge-off and delinquency ratios than the "prime" segment of the automobile finance market.

     According to the Federal Reserve Board, total outstanding automobile credit was approximately $416 billion in 1997. Industry analysts estimate that the subprime automobile financing market comprises approximately 26% of the automobile finance market. Industry analysts project this market growth to continue, with estimated annual origination's of approximately $70-$100 billion.

COMPUTERIZED  INFORMATION  SYSTEM
---------------------------------
     Monaco Finance has invested significant time, money and human resources in the enhancement of its information systems. The business requires Monaco to timely respond to customer and dealer needs. The Company's network computer and communication systems have undergone major changes to increase efficiency. In early 1996, the systems were upgraded with Pentium Servers, running the latest release of Novell Netware. All front-office and back-office desktop computers have been modified and enhanced to provide greater accessibility to network information via 100-Base-T intelligent switching technology.
Protection and security have been built into the infrastructure utilizing anti-virus software and audit compliant password utilities throughout the entire network. These enhancements and upgrades are a part of new technology being employed at Monaco. The Company also implemented a new predictive dialer system in 1998.

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

     The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to ensure compliance. The Company is using both internal and external sources to identify, correct and reprogram, and test its systems for Year 2000 compliance. Because third party failures could have a material impact on the Company's ability to conduct business, confirmations are being requested from our processing vendors and suppliers to certify that plans are being developed to address the Year 2000 issue. The Company presently believes that, with modification to existing software and investment in new software, the Year 2000 problem will not pose significant operational concerns nor have a material impact on the financial position or results of
operation  in  any  given  year.        For  recent developments regarding the
Company's  business and financial position,  see  Subsequent  Events.

FUTURE  EXPANSION  AND  STRATEGY
--------------------------------
     Given the recent changes in the Company's financing sources (see Subsequent Events), the Company will be seeking to obtain new financing sources. In the event the Company obtains new financing sources it will attempt to implement a business strategy based upon joint ventures with third parties. This strategy will include purchasing Contracts having (i) higher discounts to face (ii) shorter terms and (iii) lower amounts financed. No assurance can be nor is given that new and adequate sources of financing will be obtained. Furthermore, no assurance can be nor is given that the business strategy will be implemented, and if implemented will be successful.

     During 1998, the Company acquired contracts from approximately 358 dealers in 48 states, the majority of which were purchased in four states. In order to reduce operating expenses by the end of 1998 the Company reduced its marketing representatives from 16 to 2.

     PORTFOLIO ACQUISITIONS: In January 1998, the Company completed the acquisition of $81 million in auto loans from affiliates of Pacific USA and in February 1998 the Company acquired approximately $14 million of auto loans from an independent third party.

     FUNDING AND FINANCING STRATEGIES: From inception through 1991, the Company financed the acquisition of Contracts through loans from its principal stockholders and banks. In October 1991, the Company expanded its financing sources by completing its first asset-backed automobile receivables securitization. In 1992, the Company entered into a secured revolving line of credit with Citicorp Leasing Inc. ("Citicorp") to finance Contracts. In 1994, the Company securitized $34.1 million of its Contracts and in 1995 it obtained a $150 million revolving secured warehouse line and securitized $43.1 million in Contracts. In 1997, the Company securitized $51.4 million of its Contracts and entered into a $75 million Warehouse Line of Credit. In 1998 the Company entered into a $73.9 Portfolio Purchase Credit Facility. In addition, the Company received capital of $5,300,000 as well as secured loans of $1,900,000 from Pacific USA Holdings Corp. The Company also received a secured loan from Pacific Southwest Bank for $.95 million. Since 1993, the Company has used revolving lines of credit, private placement borrowings, common stock, warrant exercises, and its Automobile Receivable-Backed Securitization Program and the corresponding Revolving Notes and Warehouse Notes as its primary sources of capital. Subsequent to December 31, 1998, significant events have occurred which have negatively and materially impacted the Company's financing sources (see the discussion in "Subsequent Events").

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

     COLLECTIONS MANAGEMENT: Management believes that collections and recovery are vital to the successful operation of the Company. The Company has invested substantial amounts of time, money and resources in developing an efficient collections department. The results of the Company's efforts are evidenced by its percentage of delinquent contracts, which at February 28, 1999, was 8.81% over 30 days past due. This percentage consisted of 6.36% 30 to 59 days past due, 1.65% 60 to 89 days past due and 0.8% over 90 days past due. Due to recent events, subsequent to December 31, 1998 the Company intends to utilize a third party servicer to service the Contracts (see discussion in Subsequent Events).

     CONTROLLING INTEREST: As a result of the Asset Purchase Agreement dated January 8, 1998, Pacific USA Holdings Corp. ("Pacific USA") increased its voting power in the Company to 65.3%. Pacific USA is the beneficial owner of 59.0% of the Company's outstanding voting stock. Pacific USA is a diverse U.S. holding company whose businesses include technology, real estate, and consumer finance.



COMPETITION
-----------
     In  connection  with  its  business  of  financing vehicle purchases, the
Company competes with entities, many which may have significantly greater financial resources and management experience than the Company. The Company's target market consists of persons who are generally unable to obtain traditional vehicle financing because of their prior credit history. Many financial institutions, finance companies and lenders have entered into this market. The Company regularly monitors their lending programs and marketing efforts. The Company has maintained its growth by implementing and marketing Programs and providing prompt service to the Dealer Network. Although competition has been decreasing, if others do enter the market, competition for the Company's target customer could increase, adversely affecting the Company's business.

REGULATION
----------
     The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. To date, the Company has conducted business in the States of Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Iowa, Idaho, Illinois, Indiana, Kansas, Maryland, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, North Carolina, Nebraska, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia and Washington and, accordingly, the laws of those states, as well as applicable federal laws,
govern  the  Company's  operations.    Compliance  with  existing  laws  and
regulations applicable to the Company has not had a material adverse effect on the Company's operations. Management believes that the Company maintains all requisite licenses and permits and is in substantial compliance with all applicable local, state and federal regulations.

EMPLOYEES  AND  FACILITIES
--------------------------
     At December 31, 1998, the Company employed 124 persons on a full time basis. There were 3 executive officers, 15 in credit, 53 in collections, 8 in asset recovery, 9 in remarketing, 6 in Loss Control, 11 in accounting and human resources, 2 in marketing, 7 in MIS-computer department, 4 in risk and 6 in administrative functions.

     After December 31, 1998, the Company, at the mandate of Daiwa, intends to transfer loan servicing to an unrelated third party servicer acceptable to Daiwa (see Subsequent Events). As a result, approximately 50 employees will be eliminated from the Company's operations.

     In April 1994, the Company amended and restated its lease of office space for its executive offices located at 370 17th Street, Suite 5060, Denver, Colorado 80202, where it maintains approximately 24,716 square feet of space. The Company currently pays $47,022 per month under a lease ending October 31, 1999, with adjustments for monthly payments on a periodic basis.

     Effective December 1, 1996, the Company entered into a sublease agreement for 6,571 square feet of office space located at 370 17th Street, Suite 4960, Denver, Colorado, 80202. The Company pays $2,742 per month, plus occupancy costs, under a sublease endingOctober 31, 1999. Currently the office space is not being used and attempts are being made to sublease the space.

     On March 31, 1994, the Company's lease at 1319 S. Havana, Aurora, Colorado 80010 was terminated and the operations of the retail CarMart
Dealership at that location were transferred to 890 S. Havana, Aurora, Colorado 80010. This property is owned by a corporation, certain of whose shareholders are officers of the Company. The Company entered into a seven-year lease commencing March 24, 1994 and ending March 23, 2001. In September 1995, the Company amended the lease to include an additional property at 894 S. Havana, Aurora, Colorado 80010. The Company was paying $15,238 per month on a triple net basis. The lease called for periodic rental adjustments over its term. It is the Company's belief that the terms of the related party lease were generally no less favorable than could have been obtained from unrelated third party lessors for properties of similar size, condition and location. Effective November 1998, the Company was released from this lease.

     Through January 31, 1996, the Company operated a retail CarMart Dealership located at 1005 Motor City Drive, Colorado Springs, Colorado 80906. The dealership began full operation on April 30, 1991. The Company entered into a twelve-month lease (commencing April 30, 1991 and ending May 1, 1992). Rent was $1,200 per month. The Company extended the lease on this property until May 31, 1998 with monthly rent of $1,800 on a triple net basis. Effective March 15, 1996, the Company entered into a sublease agreement on the property for the entire lease term at an amount approximately equal to the Company's obligation. On May 31, 1998 this lease expired and was not renewed.

     The Company also had a used car retail lot located at 4940 South Broadway, Englewood, Colorado 80110 and began full operation on May 1, 1994. The Company entered a lease, commencing March 22, 1994 and ending March 31, 1997. In January 1997, the Company extended the lease for an additional three-year period through March 2000. The Company may, at its sole discretion, extend the lease for an additional 3-year period through March 2003. On January 15, 1996, the Company closed this retail lot. The Company currently pays $10,450 per month. The lease calls for periodic adjustments over the term. Effective March 15, 1996, the Company entered into a sublease agreement on the property for the entire lease term at an amount approximately equal to the Company's obligation.

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


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
------------------------------------------------------------------------

On November 12, 1998, a special meeting of shareholders of the Company was held for the following purposes:

     1. To consider and approve a proposal to amend the Company's Articles of Incorporation with respect to its 8% Cumulative Convertible Preferred Stock- Series 1998-1 (the "Preferred Stock") to (i) change the Conversion Ratio of the Preferred Stock from one share of Class A Common Stock for each two shares of Preferred Stock that are converted to four shares of Class A Common Stock for each two shares of Preferred Stock that are converted, and
(ii) to provide that the market price of the Class A Common Stock that causes automatic conversion of the Preferred Stock into shares of Class A Common Stock shall be proportionately adjusted in the event of any issuance of Class A Common Stock as a dividend or other distribution or in the event of a subdivision or combination of the outstanding shares of Class A Common Stock.

     2. To consider and approve a proposal to authorize the Company's Board of Directors to effect, in its discretion, a reverse split of the outstanding shares of the Company's Class A Common Stock and Class B Common Stock on the basis of one share for each five shares then outstanding (the "Reverse Stock Split").

The aforementioned proposals were passed with the following votes, respectively:






1.  14,622,056 FOR;  3,049,576 WITHHELD;  853,158 AGAINST;  and 104,164 ABSTAIN.
2.  15,438,381 FOR;          0 WITHHELD;  771,334 AGAINST;  and 71,652 ABSTAIN.




     The  one  for five reverse stock split was effected on November 19, 1998.

ITEM  5.    MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
---------------------------------------------------------------------------

     The Common Stock is traded in the over-the-counter market and is currently quoted on the Electronic Bulletin Board under the symbol "MONFA." The Common Stock was quoted on the Nasdaq SmallCap Market under the symbol
"MONFA" until it was delisted effective November, 1998. For the past two fiscal years, the high and low closing bid prices of the Common Stock, as adjusted for the reverse stock split, were as follows:

CLASS  A  COMMON  STOCK






                         Low Bid   High Bid
Quarter Ending 03/31/97  $  8.750  $  12.500
Quarter Ending 06/30/97     5.625     10.315
Quarter Ending 09/30/97     3.125      6.250
Quarter Ending 12/31/97     3.440       9.69

Quarter Ending 03/31/98  $  2.190  $   4.375
Quarter Ending 06/30/98     2.500      4.375
Quarter Ending 09/30/98     0.780      2.815
Quarter Ending 12/31/98     0.125      2.030




     The over-the-counter quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of March 1, 1999, there were approximately 300 record holders of the Company's Class A Common Stock and 3 record holders of Company's Class B Common Stock.

     The Board of Directors currently intends to retain earnings to finance the Company's operations. The Company has never paid cash dividends on its Common Stock and does not anticipate a change in this policy in the foreseeable future. Certain of the Company's loan agreements and the 1999-1 Preferred Stock discussed below contain covenants that restrict the payment of cash dividends.

     During the fiscal year ended December 31, 1998, the Company sold equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows:

     In connection with an automobile loan portfolio purchase in January of 1998 the Company issued 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "1998-1 Preferred Stock"). Due to a repurchase by the seller of a portion of those loans in 1998, 85,870 shares of the 1998-1 Preferred Stock were surrendered to the Company. Each
2.5 shares of the 1998-1 Preferred Stock is convertible into 1 share of the Company's Class A Common Stock, or an aggregate of up to 1,021,824 shares of Class A Common Stock. Each share of the 1998-1 Preferred Stock has a value of $2.00 for a total liquidation preference of $4,695,174.

     On November 30, 1998, Pacific USA converted $536,750 of unsecured debt and $300,000 of secured debt into 418,375 shares of 8% Cumulative Subordinated Preferred Stock, Series 1999-1 (the "1999-1 Preferred Stock") of the Company valued at $2.00 per share. The 1999-1 Preferred Stock is subordinate to the 1998-1 Preferred Stock with respect to payment of dividends, redemption and upon any liquidation of the Company. The 1999-1 Preferred Stock has no voting rights other than as provided in the articles of incorporation or as required by law. The Company has the right to redeem the 1999-1 Preferred Stock at any time and from time to time, in whole or in part, for cash in the amount of $2.00 per share plus accrued but unpaid dividends. However, the 1999-1 Preferred Stock cannot be redeemed as long as any 1998-1 Preferred Stock is issued and outstanding. Dividends on the 1999-1 Preferred Stock are at the annual rate of 8% ($.16 per share) payable quarterly in shares of 1999-1 Preferred Stock. No dividends other than those payable solely in common stock can be paid with respect to the common stock unless all accumulated and unpaid dividends on the 1999-1 Preferred Stock have been declared and paid in full. The total liquidation preference for the 1999-1 Preferred Stock is $836,750.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND
------------------------------------------------------------------------------
RESULTS  OF  OPERATION
----------------------

FORWARD-LOOKING  STATEMENTS
---------------------------
     This Annual Report on form 10-KSB contains forward-looking statements. Statements that are not historical facts, including statements about management's expectations for fiscal 1999 and beyond, are forward-looking statements. Without limiting the foregoing, the words "believe," "expect," "anticipate," "intends," "forecast," "project" and similar expressions generally identify forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, adequacy of the allowance for credit losses, availability of Contracts meeting the Company's desired risk parameters, capital expenditures, plans for future operations, financing needs, plans or availability, objectives relating to the Automobile Receivables and the related allowance and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

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

     The average discount on all Contracts purchased pursuant to discounted Finance Programs during the fiscal years ended December 31, 1998 and 1997 was approximately 7.3% and 5.5%, respectively. The Company has serviced all of the loans that it owns. However, from time to time, the Company may acquire loan portfolios under short-term, third party interim servicing agreements. After December 31, 1998, the Company, at the mandate of Daiwa, intends to transfer loan servicing to an unrelated third party servicer acceptable to Daiwa (see Subsequent Events).The loan portfolio at December 31, 1998 carries a contract annual percentage rate of interest that averages approximately 21%, before discounts, and has an original weighted average term of approximately 51 months. The average amount financed per Contract for the years ended Dec-ember 31, 1998 and 1997 was approximately $9,652 and $10,432, respectively.

RESULTS  OF  OPERATION
----------------------


OVERVIEW
--------
     INCOME  STATEMENT  DATA
     -----------------------
                                                      Years  ended  December  31,
                                                      ---------------------------



 (dollars in thousands, except share amounts). . . . . . .        1998         1997
Total revenues . . . . . . . . . . . . . . . . . . . . . .  $   20,830   $   12,639
Total costs and expenses . . . . . . . . . . . . . . . . .  $   30,003   $   21,994
Net (loss) before income taxes . . . . . . . . . . . . . .     ($9,173)     ($9,355)
Income tax expense . . . . . . . . . . . . . . . . . . . .  $    1,542            -
Net (loss) . . . . . . . . . . . . . . . . . . . . . . . .    ($10,715)     ($9,355)
Preferred stock dividends. . . . . . . . . . . . . . . . .  $      374            -
Net (loss) . . . . . . . . . . . . . . . . . . . . . . . .    ($11,089)     ($9,355)
Net (loss) per common share - basic and assuming dilution.      ($5.04)      ($5.91)
Weighted average number of common shares outstanding . . .   2,199,035    1,582,546







                                          INCOME  STATEMENT  DATA
                                  AS  A  %  OF  OUTSTANDING  LOAN  PORTFOLIO
                                        YEARS  ENDED  DECEMBER  31,
                                        ----------------------------

 . . . . . . . . . . . . . . . . . . . . . . . .          1998          1997
Average Interest Bearing Loan Portfolio Balance.  $132,917,638   $76,924,302
Interest Income. . . . . . . . . . . . . . . . .          15.5%         16.1%
Interest Expense . . . . . . . . . . . . . . . .           8.4%          7.4%
 . . . . . . . . . . . . . . . . . . . . . . . .           7.1%          8.7%
Operating Expenses . . . . . . . . . . . . . . .          12.1%         16.2%
Provision for Credit Losses. . . . . . . . . . .           2.0%          5.0%
Other Income . . . . . . . . . . . . . . . . . .         (0.2%)        (0.3%)
 . . . . . . . . . . . . . . . . . . . . . . . .          13.9%         20.9%
Net (loss) before income taxes . . . . . . . . .         (6.8%)       (12.2%)
Income tax expense . . . . . . . . . . . . . . .           1.2%            -
Net (loss) . . . . . . . . . . . . . . . . . . .         (8.0%)       (12.2%)
Preferred stock dividends. . . . . . . . . . . .            .3%            -
Net (loss) available to common stockholders. . .         (8.3%)       (12.2%)








     BALANCE  SHEET  DATA
                                  December  31,
                                  -------------

 (dollars in thousands) . .       1998        1997
Total assets. . . . . . . .  $ 119,879   $  90,598
Total liabilities . . . . .  $ 110,713   $  82,076
Retained earnings (deficit)   ($27,577)   ($16,489)
Stockholders' equity. . . .  $   9,166   $   8,522






CONTINUING  OPERATIONS
----------------------



     SELECTED  OPERATING  DATA
                                              Years  ended  December  31,
                                              ---------------------------

(dollars in thousands, except where noted) . . . . . .     1998      1997
Interest income. . . . . . . . . . . . . . . . . . . .  $20,617   $12,394
Other income . . . . . . . . . . . . . . . . . . . . .  $   213   $   245
Provision for credit losses. . . . . . . . . . . . . .  $ 2,682   $ 3,874
Operating expenses . . . . . . . . . . . . . . . . . .  $16,096   $12,446
Interest expense . . . . . . . . . . . . . . . . . . .  $11,225   $ 5,674
Operating expenses as a % of average receivables . . .       12%       16%
Contracts from Dealer Network and Portfolio Purchases.   11,189     3,189
Average amount financed (dollars). . . . . . . . . . .  $ 9,652   $10,432




REVENUES
--------
     Total revenues for the year ended December 31, 1998, increased $8.2 million when compared to 1997 primarily due to an increase of $8.2 million in interest income. The rate of interest income earned for the year ended
December 31, 1998 was 15.5% based on an average interest bearing portfolio balance of $132,917,638 as compared to a rate of interest income earned of 16.1% based on an average interest bearing portfolio balance of $76,924,302 for the year ended December 31, 1997. The decrease in effective yield reported by the Company for the year ended December 31, 1998, when compared to 1997, was due primarily to changes in the Company's ability to more accurately estimate risk adjusted yields as a result of the Company's implementation of its credit scoring system in late 1996. Acquisition of Contracts with lower interest rates and discounts due to increased competition in the sub-prime automobile finance industry and the Company's strategy to acquire loans with perceived higher credit quality also adversely affected risk adjusted yields in 1998.

     The lower reported interest rate of 15.5% in 1998 and 16.1% in 1997, when compared to the contract annual percentage rate of interest ( approximately 21% at December 31, 1998 and 23% at December 31, 1997), results from the Company's use of the excess interest method of accounting. Under this method the Company uses part of its interest income as well as contract discounts and a provision for credit losses to establish its allowance for credit losses on its portfolio over their entire life.

     During 1998, the Company's net Automobile Receivables increased from $74.2 million at December 31, 1997 to $107.2 million at December 31, 1998. During 1998, the Company originated/purchased 11,508 loans totaling $111.1 million with an average amount financed of $9,652 as compared to loan originations of 3,189 totaling $33.3 million with an average amount financed of $10,432 for 1997. The average discount on all Contracts purchased was 7.3% and 5.5% for the years ended December 31, 1998 and 1997, respectively.

     The  increase  in  the  number  and  dollar  value  of  loan originations/purchases during 1998, as compared to 1997, was primarily attributable to the significant portfolio acquisitions done in 1998, as well as a change in the Company's business philosophy in the latter part of 1997 and for 1998. This change resulted from completion of the Company's proprietary credit scoring system, the closing of its CarMart retail sales and financing operations and the cessation of its deep discount loan acquisition programs. All of these measures were in accordance with the Company's loan acquisition strategy to acquire loans that the Company believes have increased credit quality.

     At December 31, 1998, only $.3 million of the Company's Auto Receivable Loan Portfolio was generated from the discontinued CarMart operations as compared to $1.4 million of its portfolio at December 31, 1997.

COSTS  AND  EXPENSES
--------------------
     The provision for credit losses decreased $1.2 million from $3.9 million in 1997 to $2.7 million in the comparable 1998 period. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The decrease in the provisions for credit losses primarily was due to the recording of a $3.6 million provision in the fourth quarter of 1997 related to the Company's static pooling reserve analysis. Net charge-offs as a percentage of Average Net Automobile Receivables increased from 16.8% in 1997 to 22.5% in 1998. Although the Company believes that its allowance for credit losses is sufficient for the life of its current portfolio, a provision for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 3.3% of its loan portfolio over 60 days past due at December 31, 1998 compared with 1.6% at December 31, 1997.

     The Company believes that the increase in net charge-offs as a percentage of Average Net Automobile Receivables is due to the portfolio mix. The Company acquired a large portfolio in January 1998 that had predicted losses of a higher rate than the 1997 portfolio. These losses were adequately reserved for at the time the portfolio was purchased.

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

     Operating expenses increased $3.65 million, or 29.3%, from $12.4 million in 1997 to $16.1 million in 1998. This increase primarily was due to an increase of $1,596,233 in consulting and professional fees and an increase in salaries and benefits of $1,047,757. The major components of the increase in operating expenses are as follows:



                                             YEARS  ENDED  DECEMBER  31,


(dollars in thousands)                1998      1997   INCREASE (DECR.)
Salaries and benefits . . . . . .  $ 6,398   $ 5,350   $          1,048
Depreciation and amortization . .    2,353     1,983                370
Consulting and professional fees.    4,187     2,591              1,596
Telephone . . . . . . . . . . . .      559       508                 51
Travel and entertainment. . . . .      291       223                 68
Loan origination fees . . . . . .     (300)     (286)               (14)
Rent/Office/Postage . . . . . . .    1,148     1,114                 34
All other . . . . . . . . . . . .    1,460       963                497
=================================  ========  ========  =================
 . . . . . . . . . . . . . . . . .  $16,096   $12,446   $          3,650




     Interest expense increased $5.5 million, or 97.8%, from $5.7 million in 1997 to $11.2 million in 1998. This increase primarily was due to an increase in borrowings in 1998 used to finance the Company's portfolio acquisitions. An increase in interest rates in 1998 as a result of a paydown in 1997 of the Company's automobile receivables-backed notes at interest rates between 6.45% and 7.6% and borrowings on the warehouse line of credit with Daiwa at interest rates of 2.5% over LIBOR on 85% of the amount advanced and 12% on the remaining 15% of the amount advanced and borrowings on the Company's Portfolio Purchase Credit Facility with Daiwa at an interest rate of 1.0% over LIBOR (increasing to 3.5% over LIBOR on 85% of the amount advanced and 15% on the remaining 15% of the amount advanced effective July 1, 1998) also contributed to the increase. From December 31, 1997 through December 31, 1998, net increases (decreases) in the Company's debt were as follows:



 (dollars  in  thousands)

Notes payable - LaSalle . . . . . . . .   ($6,326)
Warehouse note payable - Daiwa. . . . .    13,581
Portfolio purchase note payable - Daiwa    39,298
Promissory  note payable. . . . . . . .     1,714
Convertible subordinated debt . . . . .    (1,385)
Senior subordinated debt. . . . . . . .    (2,333)
Convertible senior subordinated debt. .      (945)
Automobile receivables-backed notes . .   (15,207)
     Total. . . . . . . . . . . . . . .  $ 28,397





     The average annualized interest rate on the Company's debt was 8.1% for 1998 versus 7.4% for 1997. This increase was primarily due to additional borrowings on the Company's lines of credit at higher interest rates than the Company's automobile receivables-backed notes that were redeemed or paid off in 1997.

     The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 8.7% in 1997 to 7.1% in 1998. This decrease was due primarily to the amortization of excess interest receivable as described in Note 2 of the Notes to Consolidated Financial Statements and an increase in the average annualized interest rate on the Company's debt.


NET  INCOME  (LOSS)
-------------------
     Net loss increased $1.7 million from $(9.4) million in 1997 to $(11.1) million in 1998. This increase in loss was primarily due to the following changes on the Consolidated Statements of Operations:



 (INCREASE) DECREASE TO NET (LOSS)

                         YEARS  ENDED
                         DECEMBER  31

(in millions of dollars)
Interest  and other income. .  $ 8.2
Provision for credit losses .    1.2
Operating expenses. . . . . .   (3.6)
Interest expense. . . . . . .   (5.6)
Income tax expense. . . . . .   (1.5)
Preferred stock dividends . .   (0.4)
 Net (increase) to net (loss)  $(1.7)







LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
     The Company's cash flows for the years ended 1998 and 1997 are summarized as follows:


     CASH  FLOW  DATA
                                       YEARS  ENDED  DECEMBER  31,

(dollars in thousands). . . . . . . . . . . .      1998      1997
Cash flows provided by (used in):
Operating activities. . . . . . . . . . . . .  $ 10,329   $ 1,055
Investing activities. . . . . . . . . . . . .   (46,338)     (309)
Financing activities. . . . . . . . . . . . .    35,767    (1,216)
Net (decrease)  in cash and cash equivalents.  $   (242)  $  (470)




     The Company's business has been and will continue to be cash intensive. The Company's principal need for capital is to fund cash payments made to Dealers and to third-party originators in connection with purchases of installment contracts and the purchase of existing loan portfolios. In the past, these purchases have been financed through the Company's capital, warehouse lines of credit, securitizations and cash flows from operations. In 1998 the Company did not complete any securitizations due primarily to adverse market conditions during the fourth quarter of 1998. Furthermore, the Company does not anticipate any securitizations in 1999.

     In order for the Company to continue the purchase of installment contracts it will be necessary to obtain a line of credit or alternative financing. The Company does not presently have and may not be able to obtain a line of credit or other such financing (see Subsequent Events). The failure to obtain financing will have a material adverse effect on the Company's business, financial condition, results of operations and ability to pay operating expenses. Subsequent to December 31, 1998, the Company was advised by Pacific that it can no longer be relied upon to provide capital or loans to fund the Company's working capital needs. Although Pacific has continued to provide certain additional secured loans to the Company, no assurance can be given that such funding will continue. At the present time, the Company does not generate sufficient cash flow from its operations to pay for its overhead and other expenses.

     The Company on November 1, 1996, obtained a $3 million term loan from Pacific USA Holdings Corp., which was converted to 300,000 shares of Class A Common Stock as of April 25, 1997, as described in Note 4 to the Company's Consolidated Financial Statements.

     The Agreements underlying the terms of the Company's Automobile Receivable - Backed Securitization Program ("Securitization Program"), the Portfolio Purchase Line of Credit, and the Warehouse Line of Credit with Daiwa Finance Corp., described below, contain certain covenants which, if not complied with, could materially restrict the Company's liquidity. Under the terms of the Portfolio Purchase Line of Credit and the Warehouse Line of Credit approximately 80% and 90%, respectively, of the face amount of Contracts, in the aggregate, was originally advanced to the Company for purchasing qualifying Contracts. The balance must be financed through capital. Subsequent to December 31, 1998 the Company received verbal notice from Daiwa that the Company is in violation of certain non-portfolio performance related covenants (see Subsequent Events).



     During 1993, the Company completed the Note Offering described in Note 5 of the Notes to Consolidated Financial Statements. In the Note Offering, the Company sold 7% Convertible Subordinated Notes in the aggregate principal amount of $2,000,000. The purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount on September 15, 1993. The principal amount of the Notes, plus accrued interest thereon, was due March 1, 1998. On March 1, 1998, the Company repaid $692,500 of principal amount of the Notes. The maturity date of the remaining principal amount of the Notes of $692,500 was extended to April 15, 1998, without penalty, at which time the Company repaid the remaining principal amount. The Notes were convertible into Class A Common Stock of the Company prior to maturity at a conversion price of $3.42 per share, subject to adjustment for dilution. Certain of these Notes with an aggregate principal amount of $1,615,000 were converted in 1994 and 1995, resulting in the issuance of 94,444 shares of Class A Common Stock.

     On November 1, 1994, the Company sold in a private placement unsecured Senior Subordinated Notes ("Rothschild Notes") in the principal amount of $5,000,000 to Rothschild North America, Inc. Interest is due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 are due and payable the first day of January, April, July and October of each year, commencing January 1, 1997. The unpaid principal amount of the Notes, plus accrued and unpaid interest, is due October 1, 1999. In June of 1998 the Company and Rothschilds ammended the Note Purchase Agreement to require principal payments of $450,000 on the last day of each March, June, September and December. Subsequent to December 31, 1998 the Company received verbal notice from Rothschild that the Company is in violation of certain non-portfolio performance related covenants (see Subsequent Events).

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

     In May of 1995, MF I issued its Floating Rate Auto Receivables-Backed Note ('Revolving Note" or "Series 1995-A Note"). MF I acquires Contracts from the Company which are pledged under the terms of the Revolving Note and Indenture for up to $40 million in borrowing. Subsequently, the Revolving
Note is repaid by the proceeds from the issuance of secured Term Notes or repaid from collection of principal payments and interest on the underlying Contracts. The Revolving Note can be used to borrow up to an aggregate of $150 million through May 16, 1998. The Term Notes have a fixed rate of interest and likewise are repaid from collections on the underlying Contracts. An Indenture and Servicing Agreement require that the Company and MF I maintain certain financial ratios, as well as other representations, warranties and covenants. The Indenture requires MF Receivables to pledge all Contracts owned by it for repayment of the Revolving Note or Term Notes, including all future Contracts acquired by MF I.

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

     As of December 31, 1998, the Series 1997-1A Notes Note had a note balance of $17,213,594. The underlying receivables backing the 1997-1A notes had a balance of $19,728,112 as of December 31,1998 (See Subsequent Events). The Promissory Note was repaid in April 1998.

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

     On June 12, 1998, the Company and the related noteholders agreed to amend the Indenture to cancel the conversion feature of the 12% Notes and to require principal payments of $135,000 per month commencing in June 1998. The maturity date of the 12% Notes was also amended to the earlier of the maturity date of the Rothschild Notes or October 1, 1999. Subsequent to December 31, 1998 the Company received verbal notice from the 12% Noteholders that the Company is in violation of certain non-portfolio performance related covenants (see Subsequent Events).

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

     On or about March 23, 1998, the Company entered into a senior debt financing facility with LaSalle that had an outstanding balance of $50,000 at December 31, 1998.

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

     On April 25, 1997, the Company executed a Conversion and Rights Agreement (the "Conversion Agreement") with Pacific. The Conversion Agreement converted the entire $3,000,000 outstanding principal amount of the installment note made by Pacific to the Company into 300,000 restricted shares of the Company's Class A Common Stock. The Conversion Agreement also released the Company from all liability under the Loan Agreement executed on October 29, 1996 between the Company and Pacific pursuant to which the $3 million loan was made.

     In  December  1997,  MF  Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75 million Warehouse Credit Facility with Daiwa Finance Corporation ("Daiwa"). All advances received under the line of credit are secured by eligible loan Contracts and all proceeds received from those Contracts. The scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the MFIII Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per annum. The Company is obligated to pay Daiwa an unused facility fee equal to .375% of the average daily unused portion of the credit agreement. The MFIII Credit Agreement requires the Company to maintain certain standard ratios and covenants. At December 31, 1998, the Company had borrowed $43.581 million against this line of credit. The assets of MF III are not available to pay
general  creditors  of  the  Company.    See  Subsequent  Events.

     In  January  1998,  MF  Receivables  Corp.  IV  ("MF IV"), a wholly owned special purpose subsidiary of the Company, entered into a $73,926,565 Portfolio Purchase Credit Facility (the "Credit Facility") with Daiwa. The proceeds from the Credit Facility were used to acquire an $81.1 million portfolio from Pacific USA Holdings Corp. and certain of its subsidiaries (Note 5). All advances received under the Credit Facility are secured by eligible purchased loan Contracts and all proceeds received from those Contracts. The scheduled maturity date with respect to the advances under the Credit Facility is the earlier of January 6, 1999 or the disposition date of the eligible purchased loan Contract. The Company believes this maturity date was verbally extended by Daiwa. Under the Credit Facility, prior to July 1, 1998, 85% of the amount advanced to the Company accrued interest at a rate equal to LIBOR plus 1.0% per annum. Effective July 1, 1998, the interest rate on this advance changed to LIBOR plus 3.5% per annum. The remaining 15% of the amount advanced accrued interest at a rate of LIBOR plus 1.0% per annum prior to July 1, 1998. Effective July 1, 1998, the interest rate on this advance changed to 15% per annum. The Credit Facility Agreement requires the Company to maintain certain standard ratios and covenants. At December 31, 1998, the Credit Facility had an outstanding balance of $39,298,048. The assets of MF IV are not available to pay general creditors of the Company. See Subsequent Events.

     On June 30, 1998, the Company and Pacific USA, a related party, agreed to enter into a $5.0 million Loan Agreement ("Pacific USA Note"). Effective July 1, 1998, the Company and Pacific USA entered into a Conversion and Rights Agreement whereby $4,463,250 of the principal amount of the Pacific USA Note was converted into 939,632 restricted shares of the Company's Class A Common Stock. As consideration for the conversion, the Company agreed, subject to shareholder approval, which was obtained on November 12, 1998, to change the conversion ratio of the Company's Preferred Stock held by Pacific USA. The remaining unconverted principal balance of the Pacific USA Note of $536,750 was converted into 268,375 shares of the Company's Series 1999-1 8% Cumulative Subordinated Preferred Stock as of December 31, 1998.

     On September 8, 1998 the Company and Pacific Southwest Bank entered into a Promissory Note agreement whereby Pacific Southwest lent the Company $950,000. The Promissory Note accrues interest at the prime rate plus 1% per annum. All outstanding principal, plus accrued and unpaid interest, is due six months from the date of the Promissory Note. Subsequent to December 31, 1998, the Company is past due on principal payments related to the Promissory Note. See Subsequent Events.

     On September 30, 1998 the Company and Pacific USA entered in to a Promissory Note agreement whereby Pacific USA lent the Company $1,000,000. The Note was modified on October 31, 1998 to increase the principal balance by an additional $400,000. Effective December 31, 1998 the Note was modified when Pacific USA converted $300,000 of the Note balance into 150,000 shares of the Company's Series 1999-1 8% Cumulative Subordinated Preferred Stock. A third modification, also effective December 31, 1998, increased the principal balance by an additional $800,000. The Promissory Note accrues interest at the prime rate plus 1% per annum. All outstanding principal, plus accrued and unpaid interest, is due six months from the date of the Promissory Note.

     In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 100,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of December 31, 1998, the Company had repurchased 26,900 shares of Class A Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not anticipate a change in this policy in the foreseeable future. Certain of the Company's loan agreements contain covenants that restrict the payment of cash dividends.

     Effective November 23, 1998 the Company initiated a 1 for 5 reverse stock split. To effect the split, the Company's authorized, issued, and outstanding $.01 par Class A and B common stock was decreased from 12,772,790 to 2,554,558 shares and from 1,273,715 to 254,743 shares, respectively. All periods presented and related footnote disclosures have been adjusted to reflect the reverse split.

     The Company's Class A Common Stock is traded in the over-the-counter market and is currently quoted on the Electronic Bulletin Board.

     The Company's cash needs have been funded through a combination of earnings and cash flow from operations, its existing Warehouse Line of Credit and securitizations, as well as capital and secured loans provided by its major shareholder and Senior Lender, Pacific USA Holdings Corp. Subsequent to December 31, 1998, the Company was advised by Pacific that it can no longer be relied upon to provide capital or loans to fund the Company's working capital needs. Although Pacific has continued to provide certain additional secured loans to the Company, no assurance can be given that such funding will continue. Also, subsequent to December 31, 1998, the Company received verbal notification from Daiwa that (i) MFIII and MFIV are in violation of certain covenants unrelated to performance of the portfolio under the Warehouse Line of Credit and the Portfolio Purchase Credit Facility (collectively the "Credit Facilities"); and (ii) that a servicer event of default has occurred.

    In connection with the foregoing, Daiwa mandated a transfer of servicing to a successor servicer to be appointed by Daiwa. As a result, the Company is not receiving nor can it expect to receive monthly distributions of excess funds from the Credit Facilities, through dividends from MFIII and MFIV, unless and until Daiwa is paid in full. At this time the Company is unable to determine whether or not it will receive any future cash flows or other residual interests from the loan portfolios collateralizing the Credit Facilities. As a result of the servicing transfer mandated by Daiwa, it is possible there will be a degradation in the performance level of the loan portfoilios.


SUBSEQUENT  EVENTS
------------------
     On or about January 16, 1999, in connection with the June 26, 1997 Master Financing Securitization, the Company's wholly-owned special purpose corporation, MFII, redeemed the outstanding Class A Certificates for a total redemption price of approximately $16.7 million. The transaction was financed through the existing Warehouse Credit Facility with Daiwa Finance Corporation and MFIII. Following the redemption, the Company, MFII, and MFIII, entered into an arrangement whereby the assets of MFII, consisting of $18.7 million of Automobile Backed Consumer Contracts were transferred to MFIII.

     In February of 1999 the Company was advised by Pacific, who is the Company's major shareholder, Senior Lender, and major source of working capital, that it no longer intends to continue to contribute capital or loan funds to meet the Company's working capital requirements. Notwithstanding the foregoing, Pacific has continued to provide certain secured loans to the Company. However, no assurance can or is given that such financing will continue in the future.

     For the first time since the Company's inception, the Company's independent auditors have added an explanatory paragraph to the independent auditor's report regarding certain substantial matters which, in their opinion, raise substantial doubt about the Company's ability to continue as a going concern.

     In February and March of 1999 the Company, MFIII, and MFIV received verbal notification from Daiwa that there existed certain violations of non-portfolio performance related covenants in the credit agreement and that as a result (i) no additional funds would be advanced to MFIII under the Warehouse Line of Credit; (ii) Daiwa has mandated that the Company cooperate in transferring the servicing of the auto loans to a successor servicer to be appointed by Daiwa; and (iii) except for servicing related fees and expenses, Daiwa is collecting all cash flows in excess of Daiwa's regularly scheduled principal and interest payments under the Credit Facilities. In connection with the foregoing (i) MFIII and MFIV are in the process of finalizing a proposed servicing agreement with a successor servicer (an unrelated third party) selected by Daiwa; and (iii) the Company is assisting in facilitating the servicing transfer. As a result of the servicing transfer mandated by Daiwa, it is possible there will be a degradation in the performance level of the loan portfolios.

     In February 1999, the Company failed to make certain payments and as a result is in default of certain payment covenants pertaining to both the Rothschild Notes and the 12% Notes (collectively the "Sub Debt"). The Company believes the Sub Debt lenders have certain enforcement rights under their respective Sub Debt agreements. These rights, in the opinion of the Company, are subject to specific subordination and "stand-still" provisions as long as the Company has senior debt outstanding. As of April 13, 1999, the Company had approximately $3,860,000 of senior debt outstanding.

     Subsequent to December 31, 1998, the Company was past due on principal payments to Pacific Southwest Bank under a secured loan agreement. As of April 13, 1999, no action has been taken by Pacific Southwest Bank to enforce their rights or otherwise accelerate payment of the debt. No assurance is, nor can be given that Pacific Southwest Bank will not exercise any or all of their rights under the secured loan agreement in the future.

OTHER
-----

ACCOUNTING  PRONOUNCEMENTS
--------------------------
     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other
Postretirement Benefits" ("Statement 132"), which revises employers' disclosures about pension and other postretirement benefit plans. Statement 132 does not change the measurement or recognition of those plans, but requires additional information on changes in benefit obligations and fair values of plan assets and eliminated certain disclosures previously required by SFAS Nos. 87, 88 and 106. Statement 132 is effective for financial statements with fiscal years beginning after December 15, 1997.

During June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 establishes new standards by which derivative financial instruments must be recognized in an entity's financial statements. Besides requiring derivatives to be included on balance sheets at fair value, Statement 133 generally requires that gains and losses from later changes in a derivative's fair value be recognized currently in earnings. Statement 133 is required to be adopted by the Company in 2000. Management, however, does not expect the impact of this statement to have a material impact on the financial statement presentation, financial position or results of operations.

     The Company has not determined what additional disclosures, if any, may be required by the provisions of Statements 132 and 133 but does not expect adoption of these statements to have a material effect on its results of operations.

SOFTWARE  AND  DATA  LICENSING
------------------------------
     Effective November 30, 1998, Pacific USA Holdings Corp. ("Pacific") paid the Company $200,000 in cash and entered into a software license and development agreement and a data licensing agreement (the "License Agreements") with the company. Pursuant to the license agreements, the Company, as licensor, granted to Pacific, as licensee, a perpetual, fully paid up, nontransferable, exclusive license covering certain proprietary software and historical data developed by the Company with respect to consumer automobile loans, including risk analysis (the "Monaco Software"). Pacific acquired the right to make modifications, changes or improvements to the Monaco Software (referred to as the "Advanced Software"). Pacific has the right to develop and market the Advanced Software as it deems fit in its sole discretion. Pacific granted to the Company a fully paid up, nontransferable, nonexclusive license limited to use of the Advanced Software for the Company's internal business purposes only. This license will terminate 90 days following any change in control of the Company. In addition, Pacific has a right of first refusal to purchase the Monaco Software.

INFLATION
---------
     Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to December 31, 1998.

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

FUTURE  EXPANSION  AND  STRATEGY
--------------------------------
     See  the  section  of  Part  1,  Item  I  labeled  "Future  Expansion and
Strategy".

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------


                     MONACO FINANCE, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------



Independent  Auditors'  Report                                    F  -  1

Consolidated  Financial  Statements

     Consolidated  Balance  Sheet                                 F  -  2

     Consolidated  Statements  of  Operations                     F  -  3

     Consolidated  Statements  of  Stockholders'  Equity          F  -  4

     Consolidated  Statements  of  Cash  Flows                    F  -  5

Notes  to  Consolidated  Financial  Statements                    F  -  6

                         INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors  and  Stockholders
Monaco  Finance,  Inc.  and  Subsidiaries
Denver,  Colorado

We have audited the accompanying consolidated balance sheet of Monaco Finance, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monaco Finance, Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has experienced difficulty in obtaining funding to continue their operations that raise substantial doubt about its ability to continue as a going concern. In addition, as discussed in Note 10 to the consolidated financial statements, subsequent to year end, the servicing of a large majority of the Company's automobile loans receivable was transferred to a an unrelated third party servicer which will result in lower income and cash flows to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.




                                       /s/ Ehrhardt Keefe Steiner & Hottman PC
                                       ---------------------------------------
                                           Ehrhardt Keefe Steiner & Hottman PC
March  21,  1999
Denver,  Colorado



                     MONACO FINANCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                               DECEMBER 31, 1998
                               -----------------



Assets
 Cash and cash equivalents                                     $    515,679
 Restricted cash                                                  5,501,967
 Automobile receivables - net (Notes 3 and 5)                   107,201,241
 Other receivables                                                   66,527
 Repossessed vehicles held for sale                               3,048,171
 Deferred income taxes (Note 7)                                           -
 Furniture and equipment, net of accumulated
 depreciation of $2,660,985                                       2,173,295
 Other assets                                                     1,371,854

   Total assets                                                $119,878,734

Liabilities and Stockholders' Equity
Accounts payable                                               $  1,234,377
Accrued expenses and other liabilities                            1,431,127
Notes payable (Note 5)                                               50,000
Warehouse note payable (Note 5)                                  43,581,000
Portfolio purchase note payable (Note 5)                         39,298,048
Promissory notes payable (Note 5)                                 2,850,000
Convertible subordinated debt (Note 5)                                    -
Senior subordinated debt (Note 5)                                   999,998
Convertible senior subordinated debt (Note 5)                     4,055,000
Automobile receivables-backed notes (Note 5)                     17,213,594
   Total liabilities                                            110,713,144

Commitments and contingencies (Note 4)

Stockholders' equity (Note 6)
 Series 1998-1 preferred stock; no par value; 10,000,000
   shares authorized; 2,347,587 shares issued; $4,695,174
   liquidation preference.                                        4,695,174
 Series 1999-1 preferred stock; no par value; 585,725 shares authorized; 418,375 shares issued; $836,750 liquidation
   preference subordinate to 1998-1                                 836,750
 Class A common stock, $.01 par value; 30,000,000 shares
    authorized, 2,554,559 shares issued                             127,728
 Class B common stock, $.01 par value; 2,250,000 shares
   authorized, 254,743 shares issued                                 12,737
 Additional paid-in-capital                                      31,070,567
 Accumulated (deficit)                                          (27,577,366)
  Total stockholders' equity                                      9,165,590

Total liabilities and stockholders' equity                     $119,878,734

See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES



                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          -------------------------------------

                                                       FOR  THE  YEARS  ENDED
                                                            DECEMBER  31,
                                                            -------------

                                                            1998         1997
                                                       ------------   -----------
Revenues
 Interest . . . . . . . . . . . . . . . . . . . . . .  $ 20,617,095   $12,394,091
 Other income . . . . . . . . . . . . . . . . . . . .       212,652       244,816
  Total revenues. . . . . . . . . . . . . . . . . . .    20,829,747    12,638,907

Costs and expenses
 Provision for credit losses (Note 3) . . . . . . . .     2,682,122     3,873,719
 Operating expenses . . . . . . . . . . . . . . . . .    16,095,678    12,445,704
 Interest expense (Note 5). . . . . . . . . . . . . .    11,224,798     5,674,484
  Total costs and expenses. . . . . . . . . . . . . .    30,002,598    21,993,907

Net (loss) before income taxes. . . . . . . . . . . .    (9,172,851)   (9,355,000)
Income tax expense (Note 7) . . . . . . . . . . . . .     1,541,582             -

Net (loss). . . . . . . . . . . . . . . . . . . . . .   (10,714,433)   (9,355,000)
Preferred stock dividends (Note 6). . . . . . . . . .       374,127             -

Net (loss) applicable to common stockholders. . . . .  $(11,088,560)  $(9,355,000)

Loss per common share - basic and diluted (Note 6). .  $      (5.04)  $     (5.91)

Weighted average number of common shares outstanding.     2,199,035     1,582,546

See  notes  to  consolidated  financial  statements.


                     MONACO FINANCE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                                ----------------------------------------------



                                                               Preferred Stock                                     Class A
                                                    1998-1                                1999-1                 Common Stock
                                            Shares         Amount            Shares                Amount           Shares
                                        ---------------------------   ------------------------------------------   ---------

Balance, December 31, 1996                            -            -                     -                      -  1,129,676

Exercise of stock options                             -            -                     -                      -      1,020

Conversion of shares                                  -            -                     -                      -     10,000

Conversion of installment note payable                -            -                     -                      -    300,000

Net (loss) for the year                               -            -                     -                      -          -

Balance, December 31, 1997                            -            -                     -                      -  1,440,696

Shares issued - portfolio acquisition         2,347,587    4,695,174                     -                      -    162,231

Conversion of note to equity                          -            -               418,375                836,750    939,632

Exercise of stock options                             -            -                     -                      -      8,000

Issuance of stock                                     -            -                     -                      -      4,000

Imputed value on issuance of warrants                 -            -                     -                      -          -

Net (loss) for the year                               -            -                     -                      -          -

Balance, December 31, 1998                    2,765,962  $ 5,531,924             2,765,962  $           5,531,924  2,554,559



                                        Class A                        Additional
                                     Common Stock  Class B Common Stock  Paid-in      Retained
                                        Amount      Shares    Amount     Capital      Earnings         Total
                                      -----------  -----------------   -----------  -------------  ------------
Balance, December 31, 1996             $  56,484   264,743   $13,237   $22,066,089  $ (7,133,806)  $ 15,002,004

Exercise of stock options                     51         -         -         9,377             -          9,428

Conversion of shares                         500   (10,000)     (500)            -             -              -

Conversion of installment note payable    15,000         -         -     2,850,000             -      2,865,000

Net (loss) for the year                        -         -         -             -    (9,355,000)    (9,355,000)

Balance, December 31, 1997                72,035   254,743    12,737    24,925,466   (16,488,806)     8,521,432

Shares issued - portfolio acquisition      8,111         -         -     1,614,193             -      6,317,478

Conversion of note to equity              46,982         -         -     4,416,268             -      5,300,000

Exercise of stock options                    400         -         -        20,840             -         21,240

Issuance of stock                            200         -         -         9,800             -         10,000

Imputed value on issuance of warrants          -         -         -        84,000             -         84,000

Net (loss) for the year                        -        -         -             -   (11,088,560)   (11,088,560)

Balance, December 31, 1998             $ 127,728   254,743   $12,737   $31,070,567  $(27,577,366)  $  9,165,590

See  notes  to  consolidated  financial  statements.


------
                     MONACO FINANCE, INC. AND SUBSIDIARIES
                     -------------------------------------


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
-----------------------------------------


                                                                                    For the Years Ended
                                                                                       December 31,
                                                                                           1998               1997

Cash flows from operating activities
 Net loss                                                                          $        (11,088,560)  $ (9,355,000)
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation                                                                                1,156,182        936,055
  Provision for credit losses                                                                 2,682,122      3,873,719
  Amortization of excess interest                                                             7,130,593      4,532,301
  Amortization of other assets                                                                1,216,460      1,046,924
  Deferred tax asset                                                                          1,541,582              -
  Loss on sale of fixed assets                                                                  196,042              -
  Other                                                                                         (34,037)        (8,611)
  Change in assets and liabilities
   Receivables                                                                                7,106,832       (995,897)
   Prepaids and other assets                                                                    138,220        196,868
   Accounts payable                                                                            (303,414)       685,953
   Accrued liabilities and other                                                                586,854        142,795
                                                                                             21,417,436     10,410,107
    Net cash provided by operating activities                                                10,328,876      1,055,107

Cash flows from investing activities
 Retail installment sales contracts purchased                                              (105,893,845)   (37,458,258)
 Proceeds from payments on contracts                                                         61,025,599     38,064,381
 Purchase of furniture and equipment                                                         (1,473,036)      (926,322)
 Proceeds from sale of fixed assets                                                               3,291         10,726
    Net cash (used in) investing activities                                                 (46,337,991)      (309,473)
Cash flows from financing activities
 Net borrowings under lines-of-credit                                                        46,553,499     31,125,549
 Net decrease (increase) in restricted cash                                                   2,578,066     (3,616,289)
 Proceeds from notes                                                                          8,150,000     65,021,526
 Payments on notes                                                                          (21,006,048)   (92,287,986)
 Proceeds from exercise of stock options                                                         21,240          9,428
 Increase in debt issue and conversion costs                                                   (529,504)    (1,467,762)
    Net cash provided by (used in) financing activities                                      35,767,253     (1,215,534)

Net decrease in cash and cash equivalents                                                      (241,862)      (469,900)

Cash and cash equivalents, beginning of year                                                    757,541      1,227,441

Cash and cash equivalents, end of year                                             $            515,679   $    757,541

See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Monaco Finance, Inc. (the "Company") is a specialty consumer finance company which has engaged in the business of underwriting, acquiring, servicing and securitizing automobile retail installment contracts ("Contract(s)"). The Company has provided special finance programs (the "Program(s)") to purchasers of vehicles who do not qualify for traditional sources of bank financing due to their adverse credit history, or for other reasons which may indicate credit or economic risk ("Sub-prime Customers). In 1997 and 1998, the Company has acquired Contracts in connection with the sale of used and, to a limited extent, new vehicles, to customers, from automobile dealers (the "Dealer(s)" or the "Dealer Network") located in forty-eight states, the majority of which were acquired from four states. The Company has also purchased portfolios of sub-prime loans from third parties other than dealers. At December 31, 1998, the Company's loan portfolio had an outstanding balance of approximately $117 million.

Pacific  USA  Holdings  Corp.  and  related  entities  ("Pacific USA") holds a controlling  interest  in  the  Company  at  December  31,  1998  (Note  6)

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The Company's consolidated financial statements include the accounts of Monaco Finance, Inc. and its wholly-owned subsidiaries, MF Receivables Corp. I ("MF I"), MF Receivables Corp. II ("MF II"), MF Receivables Corp. III ("MF III"), MF Receivables Corp. IV ("MF IV"), MF Funding, and MF Funding Corp (collectively the "Subsidiaries"). All intercompany accounts and transactions have been eliminated in consolidation.

CASH  AND  CASH  EQUIVALENTS
----------------------------

For purposes of cash flow reporting, cash and cash equivalents include cash, money market funds, government securities, and certificates of deposit with maturities of less than three months.

RESTRICTED  CASH
----------------

Restricted cash represents cash collections related to the Automobile Receivables-Backed Notes and the Warehouse Line of Credit (Note 5). On a monthly basis, all cash collections in excess of disbursements to the noteholders of the Automobile Receivables-Backed Notes, or to Daiwa Finance Corporation, and other general disbursements, are paid to MF I, MF II, MF III, and MF IV. At December 31, 1998 and 1997, the Company had $0 and $1,652,596 of its restricted cash balances invested in overnight U.S. government securities, respectively.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

FINANCE  RECEIVABLES
--------------------

Finance receivables primarily represent receivables generated from portfolio purchases as well as Contracts purchased from the Dealer Network and from Contracts from the retail sale of automobiles at the Company's CarMart stores. In 1997 and 1998, the Company also purchased loan portfolios of previously originated automobiles. At December 31, 1998 and 1997, approximately $0.3 million and $1.4 million, respectively, of the Automobile Receivables loan portfolio were generated from the CarMart operations.

After December 31, 1998, the Company intends to transfer loan servicing to an unrelated third party servicer.

STATIC  POOL  ACCOUNTING
------------------------

The Company utilizes static pooling to reserve for and analyze its loan losses. The static pooling reserve methodology allows the Company to stratify its Automobile Receivables portfolio, and the related components of its Allowance for Credit Losses (i.e. discounts, excess interest, charge offs and recoveries) into separate and identifiable quarterly pools. These quarterly pools, along with the Company's estimate of future principal losses and recoveries, are analyzed quarterly to determine the adequacy of the Allowance for Credit Losses.

As part of its adoption of the static pooling reserve method, where necessary, the Company adjusts its quarterly pool allowances to a level necessary to cover all anticipated future losses (i.e. life of loan) for each related quarterly pool of loans.

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

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

REPOSSESSED  VEHICLES  HELD  FOR  RESALE
----------------------------------------

Repossessed vehicles held for resale consist of repossessed vehicles awaiting liquidation. Repossessed vehicles are carried at estimated actual cash value. At December 31, 1998 and 1997, approximately 843 and 484 repossessed vehicles, respectively, were awaiting liquidation. Included are vehicles held for resale, vehicles which have been sold for which payment has not been received and unlocated vehicles, which a portion of the value may be recovered from insurance proceeds.

FURNITURE  AND  EQUIPMENT
-------------------------

Furniture and equipment are stated at cost. Major additions are capitalized, whereas maintenance, replacements and repairs are expensed. Depreciation is provided for in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated service lives using the straight-line method.

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

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

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

CONCENTRATION  OF  CREDIT  RISKS
--------------------------------

The Company's customers are not concentrated in any specific geographic region. However, their primary concentration of credit risk relates to lending to individuals who cannot obtain traditional bank financing. The Company places its temporary cash investments with high quality institutions, and by policy, limits the amount of credit exposure to any one institution. The Company does, however, on occasion exceed the FDIC federally insured limits and at December 31, 1998 and 1997 exceeded the amount by $5,666,759 and $9,840,730, respectively.

EARNINGS  PER  SHARE
--------------------

Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per share is computed similarly, but also gives effect to the impact convertible securities, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of convertible securities in the 1997 and 1998 dilutive earnings per share computations antidilutive. Accordingly, convertible securities have already been excluded from the previously reported primary and fully diluted earnings per share amounts and do not require restatement. Basic and dilutive earnings per share are the same for each period presented.



                ANTIDILUTIVE SECURITIES EXCLUDED FROM DILUTIVE EARNINGS PER SHARE



                             Exercise or Conversion   Potentially Dilutive
Security                              Price                  Shares           Expiration Date
---------------------------  -----------------------  --------------------  --------------------

Stock Options                $       2.655 - $33.125               203,500  1/6/2002 - 3/26/2008
Warrants                     $        4.125 - $30.00                75,300  11/7/2000 -1/20/2001
Convertible Preferred Stock  $                  5.00             1,106,385                     -


                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

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

In connection with the purchase of Contracts, the Company is required to estimate the number and dollar amount of loans expected to result in defaults and to estimate the amount of loss that will be incurred under each default. The Company currently provides allowances for these losses based on the historical performance of the Contracts which are tracked by the Company on a static pool basis. The actual losses incurred could differ materially from the amounts that the Company has estimated in preparing the historical consolidated financial statements. Furthermore, transfer of the portfolio to another servicer may adversely impact the performance of the portfolio.

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION
------------------------------------------------------

                                 DECEMBER  31,
                        1998                      1997
                        ----                      ----
CASH  PAYMENTS  FOR:
 INTEREST            $  11,065,786            $  5,562,880
 INCOME  TAXES            $  4,363            $      3,108
---------------          ----------          -------------

Non-cash  investing  and  financing  activities:

In April 1997, Pacific USA Holdings Corp. ("Pacific") converted the entire $3,000,000 outstanding principal amount of an installment note payable made by Pacific to the Company into 300,000 shares of the Company's Class A Common Stock. See Note 5.

Included as part of the consideration paid for the January 1998 portfolio acquisition from Pacific USA Holdings Corp. (Notes 5 and 6), the Company issued 162,231 shares of Class A Common Stock valued at $2.00 per share and 2,433,457 shares of 8% Cumulative Convertible Preferred Stock, Series 1998-1 valued at $2.00 per share. As of September 30, 1998, Pacific USA repurchased certain loans that have resulted in the surrender of 85,870 shares of Preferred Stock.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

Supplemental  Disclosures  of  Cash  Flow  Information  (continued)
-------------------------------------------------------------------

Effective July 1, 1998, Pacific USA Holdings Corp. converted $4,463,250 of its $5.0 million Promissory Note (Note 5) into 939,632 restricted shares of the Company's Class A Common Stock.

Effective December 31, 1998, Pacific USA Holdings Corp. converted the remaining $536,750 of its $5.0 million Promissory Note (Note 5) and $300,000 of its $1.4 million Promissory Note (Note 5) into 418,375 shares of 8% Cumulative Subordinated Preferred Stock, Series 1999-1 valued at $2.00 per share.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
---------------------------------------

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement
Benefits" ("Statement 132"), which revises employers' disclosures about pension and other postretirement benefit plans. Statement 132 does not change the measurement or recognition of those plans, but requires additional information on changes in benefit obligations and fair values of plan assets and eliminated certain disclosures previously required by SFAS Nos. 87, 88 and
106. Statement 132 is effective for financial statements with fiscal years beginning after December 15, 1997.

During June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 establishes new standards by which derivative financial instruments must be recognized in an entity's financial statements. Besides requiring derivatives to be included on balance sheets at fair value, Statement 133 generally requires that gains and losses from later changes in a derivative's fair value be recognized currently in earnings. Statement 133 is required to be adopted by the Company in 2000. Management, however, does not expect the impact of this statement to have a material impact on the financial statement presentation, financial position or results of operations.

The Company has not determined what additional disclosures, if any, may be required by the provisions of Statements 132 and 133 but does not expect adoption of these statements to have a material effect on its results of operations.

RECLASSIFICATIONS
-----------------

Certain 1997 balances have been reclassified in order to conform with the 1998 presentation.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  2  -  CONTINUED  OPERATIONS
---------------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 1998, the Company continued to suffer recurring losses in excess of $11,000,000, resulting in an accumulated deficit of approximately $27,600,000. In addition, subsequent to year end the Company lost its financing sources (Note 10). The Company will be seeking to obtain new financing sources. In the event the Company obtains new financing sources it will attempt to implement a business strategy based upon joint ventures with third parties. This strategy will include purchasing Contracts having (i) higher discounts to face (ii) shorter terms and (iii) lower amounts financed. No assurance can be nor is given that new and adequate sources of financing will be obtained. Furthermore, no assurance can be nor is given that the business strategy will be implemented, and if implemented will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE  3  -  AUTOMOBILE  AND  RELATED  RECEIVABLES
-------------------------------------------------

Net  Automobile  receivables  consist  of  the  following:





                                                           December 31,
                                                          --------------
                                                        1998           1997
                                                   --------------  ------------

Retail installment sales contracts                 $  85,370,939   $37,103,262
Retail installment sales contracts-Trust (Note 4)     19,742,374    37,323,549
Total finance receivables                            105,113,313    74,426,811
Allowance for credit losses                           (9,872,318)   (6,850,499)

Automobile receivables - direct                       95,240,995    67,576,312

Excess interest receivable                             6,307,075     4,849,209
NAFCO loan loss reimbursement receivable (Note 5)      4,034,830             -
Accrued interest                                       1,426,838     1,121,161
Other                                                    191,503       647,033
Automobile related receivables                        11,960,246     6,617,403

Automobile receivables - net                       $ 107,201,241   $74,193,715



                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  3  -  AUTOMOBILE  AND  RELATED  RECEIVABLES  (CONTINUED)
--------------------------------------------------------------

The  total  finance  receivables  are  scheduled  to  be collected as follows:

                  December  31,
 1999            $  6,407,564
 2000              15,852,017
 2001              31,988,330
 2002              41,099,055
 2003              9,766,347
======          =============
                $  105,113,313

Although  these  are  the  scheduled  collections,  they  are  not necessarily
indicative  of  actual  cash  flows.    See  Subsequent  Events

At December 31, 1998, the accrual of interest income was suspended on $1.7 million of principal amount of retail installment sales contracts.

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

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  3  -  AUTOMOBILE  AND  RELATED  RECEIVABLES  (CONTINUED)
--------------------------------------------------------------





                                                 Allowance for Credit
                                                        Losses
                                                ----------------------

Balance as of December 31, 1996. . . . . . . .  $           9,518,962

Provisions for credit losses . . . . . . . . .              3,873,719
Unearned interest income . . . . . . . . . . .              2,825,819
Unearned discounts . . . . . . . . . . . . . .              2,354,792
Retail installment sale contracts charged off.            (22,643,864)
Recoveries . . . . . . . . . . . . . . . . . .             10,921,071

Balance as of December 31, 1997. . . . . . . .              6,850,499

Provisions for credit losses . . . . . . . . .              2,682,122
Unearned interest income . . . . . . . . . . .              8,588,458
NAFCO loan loss reimbursement (see Note 6) . .             11,737,935
Unearned discounts . . . . . . . . . . . . . .              3,631,346
Retail installment sale contracts charged off.            (39,138,587)
 . . . . . . . . . . . . . . . . . . . . . . .             15,520,545

Balance as of December 31, 1998. . . . . . . .  $           9,872,318





The provision for credit losses is based on estimated losses on all Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and for all Contracts originated by CarMart which have been provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis. Also, the 1998 provision for credit losses includes a $2.65 million charge for a change in estimate related to the Company's static pooling reserve analysis (Note 11).

Upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, is capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Receipts of excess interest are applied to reduce excess interest receivable. For the years ended December 31, 1998 and 1997, respectively, $7,130,593 and $4,532,301 of excess interest income was amortized against excess interest receivable.

Unearned discounts result from the purchase of Contracts from the Dealer Network at less than 100% of the face amount of the note. All such discounts are used to increase the allowance for credit losses.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  3  -  AUTOMOBILE  AND  RELATED  RECEIVABLES  (CONTINUED)
--------------------------------------------------------------

The December 31, 1998, excess interest receivable balance of $6,307,075 will be amortized as follows:





Year Ended December 31,  Amortization
                         -------------

1999. . . . . . . . . .  $   3,973,058
2000. . . . . . . . . .      1,806,776
2001. . . . . . . . . .        459,491
2002. . . . . . . . . .         65,612
2003. . . . . . . . . .          2,138

                         $   6,307,075
                         -------------




NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

OPERATING  LEASES
-----------------

The Company leases office space, car lot facilities, computer and office equipment for varying periods. Leases that expire generally are expected to be renewed or replaced by other leases, or in the case of the former CarMart facilities, the Company has options to extend the leases.

In April 1994, the Company amended and restated its lease of office space for its executive offices located at 370 17th Street, Suite 5060, Denver, Colorado 80202, where it maintains approximately 24,716 square feet of space. The Company currently pays $43,312 per month under a lease ending October 31, 1999, with adjustments for monthly payments on a periodic basis.

Effective December 1, 1996, the Company entered into a sublease agreement for 6,571 square feet of office space located at 370 17th Street, Suite 4960, Denver, Colorado, 80202. The Company pays $1,807 per month, plus occupancy costs, under a sublease ending October 31, 1999. This office space was vacated subsequent to year end and the Company is attempting to find a sublessor.

On March 31, 1994, the Company's lease at 1319 S. Havana, Aurora, Colorado 80010 was terminated and the operations of the retail CarMart Dealership at that location were transferred to 890 S. Havana, Aurora, Colorado 80010. This property is owned by a corporation all of whose shareholders are officers of the Company. The Company entered into a seven-year lease commencing March 24, 1994 and ending March 23, 2001. In September 1995, the Company amended its seven-year lease to include the property at 894 S. Havana, Aurora, Colorado 80010. The Company currently pays $15,238 per month on a triple net basis. The lease calls for periodic rental adjustments over the term. It is the Company's belief that the terms of the related party lease are generally no less favorable than could have been obtained from unrelated third party lessors for properties of similar size, condition and location. Effective June 1, 1996, the Company entered into a sublease agreement on the property located at 890 S. Havana for the entire lease term at an amount approximately equal to the Company's obligation. Effective December 11, 1998 all lease and sublease agreements were terminated upon sale of the property.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
--------------------------------------------------------

OPERATING  LEASES  (CONTINUED)
------------------------------

Effective January 15, 1996 and January 31, 1996, the Company closed its retail CarMart Dealerships located at 4940 S. Broadway, Englewood, Colorado and 1005 Motor City Drive, Colorado Springs, Colorado, respectively. The Englewood, Colorado lease was extended for a three-year period through March 2000. The Company may, at its sole discretion, extend the Englewood, Colorado lease for an additional three-year period through March 2003. The Company currently pays $9,833 per month. The Colorado Springs, Colorado lease expired in May of 1998 and was not renewed by the Company. Effective March 15, 1996, the Company entered into a sublease agreement on both properties for the entire lease terms at an amount approximately equal to the Company's obligation.

At December 31, 1998, future minimum rental payments applicable to noncancelable operating leases were as follows:





                         Gross Rental   Sublease   Net Rental
Year Ended December 31,    Payments     Receipts    Payments
                         -------------  ---------  -----------

1999. . . . . . . . . .  $     645,275  $ 117,990  $   527,285
2000. . . . . . . . . .        526,566    117,990      408,576
2001. . . . . . . . . .         22,579          -       22,579

                         $   1,194,420  $ 235,980  $   958,440





Total net lease expense for the years ended December 31, 1998 and 1997 was $712,302 and $697,080, respectively.

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

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
--------------------------------------------------------

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

LOANS  IN  FUNDING  (COMMITMENTS)
---------------------------------

As of December 31, 1998, there were no open commitments to extend credit through the normal course of business.

401(K)  EMPLOYEE  SAVINGS  PLAN
-------------------------------

The Company has a voluntary 401(k) savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the code. The plan provides for a matching contribution by the Company which amounted to $21,923 and $24,728 in 1998 and 1997, respectively.


NOTE  5  -  DEBT
----------------

In February and March of 1999 the Company, MFIII, and MFIV received verbal notification from Daiwa that there existed certain violations of non-portfolio performance related covenants in the credit agreement and that as a result (i) no additional funds would be advanced to MFIII under the Warehouse Line of Credit; (ii) Daiwa has mandated that the Company cooperate in transferring the servicing of the auto loans to a successor servicer to be appointed by Daiwa; and (iii) except for servicing related fees and expenses, Daiwa is collecting all cash flows in excess of Daiwa's regularly scheduled principal and interest payments under the Credit Facilities. In connection with the foregoing (i) MFIII and MFIV are in the process of finalizing a proposed servicing agreement with a successor servicer (an unrelated third party) selected by Daiwa; and
(iii)  the  Company  is  assisting  in  facilitating  the  servicing transfer.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  5  -  DEBT  (CONTINUED)
-----------------------------

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

On or about March 23, 1998, the Company entered into a senior debt financing facility with LaSalle that had an outstanding balance of $50,000 at December 31, 1998.

WAREHOUSE  LINE  OF  CREDIT  -  DAIWA  FINANCE  CORPORATION
-----------------------------------------------------------

In December 1997, MF Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75 million Warehouse Line of Credit with Daiwa Finance Corporation ("Daiwa"). All advances received under the line of credit are secured by eligible loan Contracts and all proceeds received from those Contracts. The scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per annum. The Company is obligated to pay Daiwa an unused facility fee equal to .375% of the average daily unused portion of the credit agreement. The Credit Agreement requires the Company to maintain certain standard ratios and covenants (Note 10). At December 31, 1998 and 1997, the Company had borrowed $43,581,000 and $30,000,000, respectively, against this line of credit. The assets of MF III are not available to pay general creditors of the Company.

PORTFOLIO  PURCHASE  CREDIT  FACILITY  -  DAIWA  FINANCE  CORPORATION
---------------------------------------------------------------------

In January 1998, MF Receivables Corp. IV ("MF IV"), a wholly owned special purpose subsidiary of the Company, entered into a $73,926,565 Portfolio Purchase Credit Facility (the "Credit Facility") with Daiwa. The proceeds from the Credit Facility were used to acquire an $81.1 million portfolio from Pacific USA Holdings Corp. and certain of its subsidiaries (Note 6). All advances received under the Credit Facility are secured by eligible purchased loan Contracts and all proceeds received from those Contracts. The scheduled maturity date with respect to the advances under the Credit Facility is the earlier of January 6, 1999 or the disposition date of the eligible purchased loan Contract. Under the Credit Facility, prior to July 1, 1998, 85% of the amount advanced to the Company accrued interest at a rate equal to LIBOR plus 1.0% per annum. Effective July 1, 1998, the interest rate on this advance changed to LIBOR plus 3.5% per annum. The remaining 15% of the amount advanced accrued interest at a rate of LIBOR plus 1.0% per annum prior to July 1, 1998. Effective July 1, 1998, the interest rate on this advance changed to 15% per annum. The Credit Facility Agreement requires the Company to maintain certain standard ratios and covenants (Note 10). At December 31, 1998, the Credit Facility had an outstanding balance of $39,298,048. The assets of MF IV are not available to pay general creditors of the Company.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  5  -  DEBT  (CONTINUED)
-----------------------------

PACIFIC  USA  HOLDINGS  CORP.  -  INSTALLMENT  NOTES
----------------------------------------------------

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

On April 25, 1997, the Company executed a Conversion and Rights Agreement (the "Conversion Agreement") with Pacific. The Conversion Agreement converted the entire $3,000,000 outstanding principal amount of the installment note made by Pacific to the Company into 300,000 restricted shares of the Company's Class A Common Stock. The Conversion Agreement also released the Company from all liability under the Loan Agreement executed on October 29, 1996 between the Company and Pacific pursuant to which the $3 million loan was made.

PACIFIC  USA  HOLDINGS  CORP.  -  PROMISSORY  NOTE
--------------------------------------------------

On June 30, 1998, the Company and Pacific USA, a related party, agreed to enter into a $5.0 million Loan Agreement ("Pacific USA Note"). Effective July 1, 1998, the Company and Pacific USA entered into a Conversion and Rights Agreement whereby $4,463,250 of the principal amount of the Pacific USA Note was converted into 939,632 restricted shares of the Company's Class A Common Stock. As consideration for the conversion, the Company agreed, subject to shareholder approval, which was obtained on November 12, 1998, to change the conversion ratio of the Company's Preferred Stock held by Pacific USA. The remaining unconverted principal balance of the Pacific USA Note of $536,750 was converted into 268,375 shares of the Company's Series 1999-1 8% Cumulative Subordinated Preferred Stock as of December 31, 1998.

On September 8, 1998 the Company and Pacific Southwest Bank entered into a Promissory Note agreement whereby Pacific Southwest lent the Company $950,000. The Promissory Note accrues interest at the prime rate plus 1% per annum. All outstanding principal, plus accrued and unpaid interest, is due six months from the date of the Promissory Note. Subsequent to December 31, 1998, the Company is past due on principal payments related to the Promissory Note (Note
10).

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  5  -  DEBT  (CONTINUED)
-----------------------------

PACIFIC  USA  HOLDINGS  CORP.  -  PROMISSORY  NOTE  (CONTINUED)
---------------------------------------------------------------

On September 30, 1998 the Company and Pacific USA entered in to a Promissory Note agreement whereby Pacific USA lent the Company $1,000,000. The Note was modified on October 31, 1998 to increase the principal balance by an additional $400,000. Effective December 31, 1998 the Note was modified when Pacific USA converted $300,000 of the Note balance into 150,000 shares of the Company's Series 1999-1 8% Cumulative Subordinated Preferred Stock. A third modification, also effective December 31, 1998, increased the principal balance by an additional $800,000. The Promissory Note accrues interest at the prime rate plus 1% per annum. All outstanding principal, plus accrued and unpaid interest, is due six months from the date of the Promissory Note.

Convertible  Subordinated  Debentures
-------------------------------------

On March 15, 1993, the Company completed a private placement of $2,000,000, 7% Convertible Subordinated Notes (the "Notes") with interest payable semiannually commencing September 1, 1993. Additionally, the purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount of the Notes on September 15, 1993. The principal amount of the Notes, plus accrued and unpaid interest, was due on March 1, 1998. On March 1, 1998, the Company repaid one-half, or $692,500, of the then outstanding principal amount of the Notes. The maturity date of the remaining principal amount of the notes of $692,500 was extended to April 15, 1998, without penalty, at which time the Company repaid the remaining principal amount. Notes with an aggregate principal amount of $1,615,500 were converted resulting in the issuance of 94,444 shares of Class A Common Stock.

Senior  Subordinated  Note  -  Rothschild
-----------------------------------------

On November 1, 1994 the Company sold, in a private placement, unsecured Senior Subordinated Notes ("Rothschild Notes") in the gross principal amount of $5,000,000 to Rothschild North America, Inc. ("Rothschild") The Rothschild Notes accrue interest at a fixed rate per annum of 9.5% through October 1, 1997, and for each month thereafter, a fluctuating rate per annum equal to the lesser of (a) 11.5% or (b) 3.5% above LIBOR.

Interest was due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 were due and payable the first day of January, April, July and October of each year commencing January 1, 1997.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  5  -  DEBT  (CONTINUED)
-----------------------------

Senior  Subordinated  Note  -  Rothschild  (continued)
------------------------------------------------------

On June 15, 1998, the Company and Rothschild amended the Note Purchase Agreement to require principal payments of $450,000 on the last day of each March, June, September and December. In lieu of the principal payment of $416,667 due on July 1, 1998, the Company made a payment to Rothschild on June 30, 1998 of $600,000. The unpaid principal amount of the Senior Notes, plus accrued and unpaid interest, is due October 1, 1999. At December 31, 1998 the outstanding balance was $999,998. Subsequent to December 31, 1998 the Company received verbal notice from Rothschild that the Company is in violation of certain non-portfolio performance related covenants (Note 10).

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

On June 12, 1998, the Company and the related noteowners agreed to amend the Indenture to cancel the conversion feature of the 12% Notes and to require principal payments of $135,000 per month commencing in June 1998. The maturity date of the 12% Notes was also amended to the earlier of the maturity date of the Rothschild Notes or October 1, 1999. The outstanding balance of the 12% Notes as of December 31, 1998 was $4,055,000. Subsequent to December 31, 1998 the Company received verbal notice from the 12% Noteholders that the Company is in violation of certain non-portfolio performance related covenants (Note 10).

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

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  5  -  DEBT  (CONTINUED)
-----------------------------

AUTOMOBILE  RECEIVABLES  -  BACKED  NOTES  (CONTINUED)
------------------------------------------------------

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

As of December 31, 1998, the Series 1997-1A Notes had a note balance of $17,213,594. The underlying receivables backing the Series 1997-1A Notes had a balance of $19,728,112 as of December 31, 1998.

The assets of MF I, MF II and Monaco Funding Corp. are not available to pay general creditors of the Company.

COMMON  STOCK
-------------

The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B stock retains three votes while each share of Class A stock retains one vote per share.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  6  -  STOCKHOLDERS'  EQUITY
---------------------------------

COMMON  STOCK  (CONTINUED)
--------------------------

Effective November 23, 1998 the Company initiated a 1 for 5 reverse stock split. To effect the split, the Company's issued and outstanding $.01 par Class A and B common stock was decreased from 12,772,790 to 2,554,558 shares and from 1,273,715 to 254,743 shares, respectively. All periods presented and related footnote disclosures have been adjusted to reflect the reverse split.

STOCK  OPTION  PLANS
--------------------

The Company has reserved 355,000 of its authorized but unissued Class A Common Stock for a stock option plan (the "Plan") pursuant to which officers, directors and employees of the Company are eligible to receive incentive and/or non-qualified stock options. The Plan, which expires on June 30, 2002, is administered by a committee designated by the Board of Directors. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant and at an exercisable price which is not less than the fair market value of the Class A Common Stock on the date of grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Class A Common Stock of the Company must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of the Class A Common Stock on the date of the grant. The Plan also provides for issuance of stock appreciation rights. At December 31, 1998 and 1997, the Company has granted options to acquire a total of 203,500 and 280,500 shares, respectively, of the Company's Class A Common Stock. These options are exercisable for a period of up to 10 years from the date of grant and have exercise prices from $2.655 to $33.125 a share, which represents bid prices of the Company's Common Stock at the date of grant. Through December 31, 1998, 9,020 of these options have been exercised.





                                                                                 Price
                                                         Options   Warrants    Per Share
                                                         --------  --------  --------------

Outstanding December 31, 1996                            168,060          -  $9.38 - $33.13
Granted                                                  138,340     25,300  $ 2.66 - $12.2
Canceled                                                 (24,880)         -  $9.40 - $33.15
                                                          (1,020)         -  $ 2.66 - $9.40
Outstanding December 31, 1997                            280,500     25,300  $ 2.66  $33.13

Granted                                                   12,000     50,000  $  3.13  $3.90
Canceled                                                 (81,000)         -  $2.66 - $33.13
Exercised                                                 (8,000)         -  $         2.66

Outstanding December 31, 1998                            203,500     75,300  $ 2.66  $33.13

Weighted average price per share                                             $         7.61

Weighted average remaining contracutal life (in months)                                  79



                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  6  -  STOCKHOLDERS'  EQUITY  (CONTINUED)
----------------------------------------------

STOCK  OPTION  PLANS  (CONTINUED)
---------------------------------

The Company accounts for its stock option plan in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS 123, the Company's 1998 and 1997 net loss and loss per common share would have been increased to the pro forma amounts indicated below:


                                               December 31,
                                              --------------
                                            1998           1997
                                       --------------  ------------

Net (loss) - as reported               $ (11,088,560)  $(9,355,000)
Net (loss) - pro forma                 $ (11,088,560)  $(9,604,329)
(Loss) per common share - as reported  $       (5.04)  $     (5.90)
(Loss) per common share - pro forma    $       (5.04)  $     (6.07)





Of the 12,000 options granted in 1998, 7,000 options were vested as of December 31, 1998.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 0.0%; expected average annual volatility of 156.6%; average annual risk-free interest rate of 5.6%; and expected lives of 10 years.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  6  -  STOCKHOLDERS'  EQUITY  (CONTINUED)
----------------------------------------------

PREFERRED  STOCK
----------------

In connection with its portfolio acquisition strategy, the Company entered into an Amended and Restated Asset Purchase Agreement dated as of January 8, 1998 (the "Asset Purchase Agreement"), with Pacific USA Holdings Corp. ("Pacific USA") and certain of its wholly-owned or partially-owned subsidiaries - Pacific Southwest Bank ("PSB"), NAFCO Holding Company LLC ("NAFCO"), Advantage Funding Group, Inc. ("Advantage") and PCF Service, LLC - providing for, among other things, the purchase by the Company of sub-prime automobile loans from NAFCO and Advantage having an unpaid principal balance of approximately $81,115,233 for a purchase price of $77,870,623 of which $73,003,709 was paid in cash. Daiwa Finance Corporation (Note 5) provided financing. The Company also agreed to issue Daiwa warrants for the purchase of 50,000 shares of Class A Common Stock for which the Company imputed a value of $84,000. The balance of the purchase price of $4,866,914 was paid through the issuance of 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 19981 (the "1998-1 Preferred Stock") valued at $2.00 per share. As of December 31, 1998, Pacific USA repurchased loans with an original purchased principal balance of approximately $2.9 million. In addition to the repurchase proceeds of $2.6 million from Pacific USA, 85,870 shares of 1998-1 Preferred Stock were surrendered by Pacific USA to the Company. In consideration for converting approximately $4.5 million of the Pacific USA Note into 939,632 shares of the Company's Class A Common Stock, the Company agreed, subject to shareholder approval, to change the conversion ratio of the 1998-1 Preferred Stock held by Pacific USA. As originally issued, each share of 1998-1 Preferred Stock was convertible at any time into one-half share of Class A Common Stock. Since shareholder approval was obtained on November 12, 1998, each two shares of 1998-1 Preferred Stock is convertible into four shares of the Company's Class A Common Stock. As a result of the five for one reverse split of the common shares, the conversion ratio was amended to be each 2.5 shares of 1998-1 Preferred Stock is convertible into 1 share of the Company's Class A Common Stock, or an aggregate of up to 1,021,824 shares of Class A Common Stock.

As required by the Asset Purchase Agreement, PSB entered into a Loan Loss Reimbursement Agreement whereby it agreed to reimburse the Company for up to 15% of any losses incurred by the Company in connection with the loans acquired from NAFCO and Advantage. In consideration therefore, the Company issued 162,230 shares of Class A Common Stock. The Company allocated $1,622,304 to the cost of the purchased loans, which represents the value assigned to the common shares.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  6  -  STOCKHOLDERS'  EQUITY  (CONTINUED)
----------------------------------------------

PREFERRED  STOCK  (CONTINUED)
-----------------------------

Pacific USA was the record owner of 300,000 shares of Class A Common Stock as of December 31, 1997. As a result of the December 1997 Option Agreement with Consumer Finance Holdings, Inc. ("CFH"), a wholly owned subsidiary of Pacific USA, it was granted the power to vote the 166,000 shares of Class B Common Stock beneficially owned by the Messrs. Ginsburg and Sandler (then the President and Executive Vice President, respectively, of the Company) ("the Shareholders") and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Also, under the terms of the Asset Purchase Agreement dated January 8, 1998, Pacific USA was issued 162,231 shares of the Company's Class A Common Stock and under the Conversion Rights Agreement dated July 1, 1998, Pacific USA was issued 939,632 shares of the Company's Class A Common Stock. As of the date of this report, 2,554,558 shares of Class A Common Stock were issued and outstanding and 254,743 shares of Class B Common Stock were issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock generally vote together as one class. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 59.0% of the combined outstanding shares of Class A and Class B Common Stock and controls approximately 65.3% of the total voting power. Pacific USA has an option expiring in December 2000 to purchase 166,000 shares of Class B Common Stock, owned by the Shareholders, while the Shareholders have an option, also expiring in December 2000, to require that Pacific USA purchase all of such shares. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA. As described herein, Pacific USA also has the right, at any time, to convert the shares of 1998-1 Preferred Stock into 1,021,824 shares of Class A Common Stock.

At December 31, 1998, dividends on the 1998-1 Preferred Stock are accrued but not paid.

On November 30, 1998, Pacific USA converted $536,750 of unsecured debt and $300,000 of secured debt into 418,375 shares of 8% Cumulative Subordinated Preferred Stock, Series 1999-1 (the "1999-1 Preferred Stock") of the Company valued at $2.00 per share. The 1999-1 Preferred Stock is subordinate to the 1998-1 Preferred Stock with respect to payment of dividends, redemption and upon any liquidation of the Company. The 1999-1 Preferred Stock has no voting rights other than as provided in the articles of incorporation or as required by law. The Company has the right to redeem the 1999-1 Preferred Stock at any time and from time to time, in whole or in part, for cash in the amount of $2.00 per share plus accrued but unpaid dividends. However, the 1999-1 Preferred Stock shall not be redeemed so long as any 1998-1 Preferred Stock is issued and outstanding. Dividends on the 1999-1 Preferred Stock are at the annual rate of 8% ($.16 per share) payable quarterly in shares of 1999-1 Preferred Stock. No dividends other than those payable solely in common stock shall be paid with respect to the common stock unless all accumulated and unpaid dividends on the 1999-1 Preferred Stock shall have been declared and paid in full.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  6  -  STOCKHOLDERS'  EQUITY  (CONTINUED)
----------------------------------------------

OTHER
-----

On or about December 4, 1997, Consumer Finance Holdings, Inc. ("CFH") and Morris Ginsburg, the Company's President, Sandler Family Partners, Ltd., and Irwin L. Sandler, the Company's Executive Vice President, (collectively the "Shareholders") entered into an Option Agreement effective as of that date. CFH is a wholly-owned subsidiary of Pacific USA Holdings Corp. ("Pacific USA"). Pursuant to the Option Agreement, the Shareholders granted a three-year option to CFH (the "Call Option") to purchase all, but not less than all, of the 166,000 shares of Class B Common Stock owned by the Shareholders (the "Option Shares") at a purchase price of $4.00 per share. Concurrently, CFH granted to each Shareholder a three-year option (the "Put Option") to sell that portion of the Option Shares held by each Shareholder at a price of $4.00 per share. The Put Option is exercisable with respect to 50% of the Option Shares during the 30-day period following the second anniversary of the effective date and 50% during the 30-day period following the third anniversary of the effective date. The Call Option and Put Option both expire on the third anniversary date of the effective date, or on December 4, 2000. In the event that CFH or any of its affiliates exercises the Call Option, and within 180 days after closing thereof, sells or agrees to sell any portion of the Option Shares to a person who is not an affiliate of CFH for a price greater than $4.00 per share, the seller shall be obligated to pay the Shareholders 50% of such excess. The Shareholders agreed not to pledge, sell or otherwise transfer the Option Shares at any time during the term of the Call Option except to the extent of exercise of the Put Option. The obligation of CFH under the Put Option is secured by funds in a segregated bank account.

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

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  6  -  STOCKHOLDERS'  EQUITY  (CONTINUED)
----------------------------------------------

OTHER  (CONTINUED)
------------------

Pacific USA is the record owner of 1,401,863 shares of Class A Common Stock. As a result of the Option Agreement, it was granted the power to vote the 166,000 shares of Class B Common Stock owned by the Shareholders and a limited power to direct the voting of shares subject to proxies held by the Shareholders. As of December 31, 1998, 2,554,558 shares of Class A Common Stock are issued and outstanding and 254,743 shares of Class B Common Stock are issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock vote together as one class. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 59.0% of the Class A and Class B Common Stock and controls approximately 65.3% of the total voting power. Upon exercise of either the Put Option or the Call Option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA.

The Company, Sandler Family Partners, and Messrs. Ginsburg and Sandler have entered into a Buy-Sell Agreement giving the Company the right to buy all shares of its capital stock owned by Mr. Ginsburg upon his death and all shares of its capital stock beneficially owned by Mr. Sandler upon his death. In addition, the Company had a right of first refusal to purchase any such stock desired to be sold by Mr. Ginsburg or Sandler Family Partners. This right of first refusal was exercisable by either the Issuer or the non-selling Shareholder. The parties to the Buy-Sell Agreement have agreed that the purchase rights and obligations under the Option Agreement shall supersede the purchase and right of first refusal provisions contained in the Buy-Sell Agreement during the term of the Option Agreement.


NOTE  7  -  INCOME  TAXES
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

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  7  -  INCOME  TAXES  (CONTINUED)
--------------------------------------

The  provision  for  income  taxes  is  summarized  as  follows:


                                 For the Years Ended
                                     December 31,
                                 --------------------

                                          1998  1997
                                 -------------  -----
Current expense (benefit)
 Federal                         $           -  $   -
 State                                       -      -

                                 $           -  $   -

Deferred expense (benefit)
 Federal                         $           -  $   -
 State                                       -      -
 Change in valuation allowance       1,541,582      -

                                 $   1,541,582  $   -







The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.






                                           For the Years Ended
                                                December 31,

                                               1998      1997
                                           ------------------
Computed income taxes (benefit)
   at statutory rate - 34%                  (34.0)%  (34.0)%
State income taxes (benefit),
   net of Federal income tax benefit          (3.9)    (3.4)
Change in valuation allowance                  54.7     37.4
                                           ==================
                                               16.8%      - %



                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  7  -  INCOME  TAXES  (CONTINUED)
--------------------------------------

Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:






                                                   For the Years Ended
                                                        December 31,
                                                   ---------------------
                                                  1998               1997
                                          ---------------------  ------------

Deferred tax assets
 Federal and state NOL tax carry-forward  $         16,484,059   $ 8,460,033
 Other                                                 151,580        45,931
                                                    16,635,639     8,505,964
 Valuation allowance                               (11,009,306)   (5,336,154)
  Total deferred tax assets                          5,626,333     3,169,810

Deferred tax liabilities
 Depreciation                                                -       (68,057)
 Allowances and loan origination fees               (5,626,333)   (1,521,974)
 Total deferred tax liability                       (5,626,333)   (1,590,031)

 Net deferred tax asset                   $                  -   $ 1,579,779





As of December 31, 1998, the Company had a net operating loss carryforward of approximately $43.6 million for federal income tax reporting purposes which, if unused, will expire in 2011 through 2013. During the year ended December 31, 1998 there were transactions involving changes in ownership that will significantly restrict the utilization of net operating loss carryforwards in the future.

The principal temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid, depreciation for tax purposes in excess of depreciation for financial reporting purposes and the utilization of net operating losses. The effect of the differences outlined above generated a long-term deferred tax asset of approximately $11,000,000. In 1998, management determined that it was more likely than not that the Company would not realize its deferred tax asset, therefore they fully allowed for the entire balance resulting in a charge to current year income of $1,541,582 (Note 11). Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


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

AUTOMOBILE  RECEIVABLES  -  NET
-------------------------------

The interest rates and credit ratings of the net Automobile Receivables outstanding at December 31, 1998 are consistent with the interest rates and credit ratings on current purchases by the Company of Contracts with the same maturities and collateral; as such, the carrying value of the net Automobile Receivables outstanding at December 31, 1998 approximates fair value at that date.

PROMISSORY  NOTE  PAYABLE,  CONVERTIBLE SUBORDINATED DEBT, SENIOR SUBORDINATED
------------------------------------------------------------------------------
DEBT,  CONVERTIBLE SENIOR SUBORDINATED DEBT  AND AUTOMOBILE RECEIVABLES-BACKED
------------------------------------------------------------------------------
NOTES
-----

THE  CARRYING  AMOUNTS OF NOTES PAYABLE AND DEBT ISSUED APPROXIMATE FAIR VALUE
------------------------------------------------------------------------------
AS  OF  DECEMBER  31,  1998  BECAUSE  INTEREST  RATES  ON  THESE  INSTRUMENTS
-----------------------------------------------------------------------------
APPROXIMATE  MARKET  INTEREST  RATES.
-------------------------------------


NOTE  9  -  RELATED  PARTIES
----------------------------

Effective November 30, 1998, Pacific USA Holdings Corp. ("Pacific"), the Company's major shareholder and Senior Lender paid the Company $200,000 in cash to enter into a Software License and Development Agreement and a Data Licensing Agreement (the "License Agreements"). Pursuant to the License Agreements, the Company, as licensor, granted to Pacific, as licensee, a perpetual, fully paid up, nontransferable, exclusive license covering certain proprietary software and historical data developed by the Company with respect to consumer automobile loans, including risk analysis (the "Monaco Software"). Pacific acquired the right to make modifications, changes or improvements to the Monaco Software (referred to as the "Advanced Software"). Pacific has the right to develop and market the Advanced Software as it deems fit in its sole discretion. Pacific granted to the Company a fully paid up, nontransferable, nonexclusive license limited to use of the Advanced Software for the Company's internal business purposes only. This license will terminate 90 days following any change in control of the Company. In addition, Pacific has a right of first refusal to purchase the Monaco Software.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE  10  -  SUBSEQUENT  EVENTS
-------------------------------

Subsequent to December 31, 1998, the Company was advised by Pacific that it can no longer be relied upon to loan funds on a secured basis to the Company for working capital needs. Although Pacific has continued to provide secured loans to the Company, no assurance can be given that such funding will continue. Also, subsequent to December 31, 1998, the Company received verbal notification from Daiwa that (i) MFIII and MFIV are in violation of certain covenants unrelated to performance of the portfolio under the Warehouse Line of Credit and the Portfolio Purchase Credit Facility (collectively the "Credit Facilities"); and (ii) that accordingly a servicer event of default has occurred. In connection with the foregoing, Daiwa requested a transfer of servicing to a successor servicer to be appointed by Daiwa. As a result, the Company is not receiving nor can it expect to receive monthly distributions of excess funds from the Credit Facilities, through dividends from MFIII and MFIV, unless and until Daiwa is paid in full. At this time the Company is unable to determine whether or not it will receive any future cash flows or other residual interests from the loan portfolios collateralizing the Credit Facilities.

On or about January 16, 1999, in connection with the June 26, 1997 Master Financing Securitization, the Company's wholly-owned special purpose corporation, MFII, redeemed the outstanding Class A Certificates for a total redemption price of approximately $16.7 million. The transaction was financed through the existing Warehouse Credit Facility with Daiwa Finance Corporation and MFIII. Following the redemption, the Company, MFII, and MFIII, entered into an arrangement whereby the assets of MFII, consisting of $18.7 million of Automobile Backed Consumer Contracts were transferred to MFIII.

In February 1999, the Company failed to make certain payments and as a result is in default of certain payment covenants pertaining to both the Rothschild Notes and the 12% Notes (collectively the "Sub Debt"). The Company believes, the Sub Debt lenders have certain enforcement rights under their respective Sub Debt agreements. These rights, in the opinion of the Company, are subject to specific subordination and "stand-still" provisions as long as the Company has senior debt outstanding. As of April 13, 1999 (unaudited), the Company has approximately $3,860,000 of senior debt outstanding.

Subsequent to December 31, 1998, the Company was past due on principal payments to Pacific Southwest Bank under a secured loan agreement. No action has been taken by PSB to enforce their rights or otherwise force payment of the debt. No assurance is, nor can be given that PSB will not exercise any or all of their rights under the secured loan agreement in the future.


NOTE  11  -  SIGNIFICANT  FOURTH  QUARTER  ADJUSTMENTS
------------------------------------------------------

In December 1998, management determined that due to a lack of profitable operating history, it was more likely than not that the Company would not realize its deferred tax asset and therefore fully allowed for the entire balance resulting in a charge to income of $1,541,582. Additionally, based on the Company's static pool reserve analysis, an increase of $2,650,000 was recorded to the allowance for credit losses.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
----------------------

     NONE

                                   PART III

     Part III, including the following items, is incorporated by reference to the Company's Proxy Statement which will be filed with the Securities and Exchange on or before April 30, 1999:

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------------------------------------------------------------


                                    PART IV

ITEM  13.EXHIBITS  AND  REPORTS  ON  FORM  8-K
----------------------------------------------

(a)  The  following  documents  are  filed  as  part  of  this  Report:


1          Financial  Statements          PAGE  OF  THIS  REPORT
     Independent  Auditors'  Report
     Consolidated Balance Sheets December 31, 1998 and 1997 Consolidated Statements of Operations For the Years Ended December 31,
1998  and  1997
     Consolidated Statements of Stockholders' Equity For The Years Ended December 31, 1998 and 1997
     Consolidated Statements of Cash Flows For The Years Ended December 31, 1998 and 1997
     Notes  to  Consolidated  Financial  Statements          -

------
2.FINANCIAL  STATEMENT  SCHEDULES:
----------------------------------

All other statements or schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.

3.(a)          Exhibits
3.1      Articles of Incorporation, dated August 12, 1986, and Articles of amendment,  dated  July  2,  1990  and  August  31,  1990  (1)
3.2      Bylaws  (1)
3.3 Articles of Amendment to the Articles of Incorporation increasing the number of authorized shares of Class A Common Stock and Preferred Stock (19)
3.4      Articles   of  Amendment  to  the  Articles of Incorporation(20)
3.5      Amended    and    Restated    Bylaws(20)
3.6      Articles  of  Amendment  to  Articles  of  Incorporation(21)
4.4      Form of Mergers and Acquisitions Agreement with the Underwriter (1)
4.5 Preferences, Limitations and Relative Rights of 8% Cumulative Convertible Preferred Stock, Series 1998-1 (19)
4.6      Preferences,  Limitations  and  Relative  Rights of 8% Cumulative
          Convertible    Preferred    Stock,    Series    1999-1(22)
10.1 Employment Agreement between the Registrant and Morris Ginsburg dated July 9, 1990 (1)
10.2      Employment Agreement between the Registrant and Irwin L. Sandler
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
10.62          First  Amendment  to  Buy-Sell  Agreement  (17)
10.63 Amended and Restated Asset Purchase Agreement dated January 8, 1998, by and among the Company, Pacific USA Holdings Corp., and certain of its wholly-owned or partially-owned subsidiaries (18)
10.64 Loan Purchase Agreement dated January 8, 1998 among Advantage Funding Group, Inc., a Delaware corporation, the Company, Pacific USA Holdings Corp., a Texas corporation, and Pacific Southwest Bank, a federal savings bank
(18)
10.65 Loan Loss Reimbursement Agreement dated January 8, 1998. between, on the one hand, Pacific Southwest Bank, a federally chartered savings bank, NAFCO Holding Company, LLC, a Delaware limited liability company, and Advantage Funding Group, Inc., a Delaware corporation, and, on the other hand, the Company (18)
10.66 Loan Purchase Agreement dated January 8, 1998 among NAFCO Holding Company, L.L.C., a Delaware limited liability company, the Company, Pacific USA Holdings Corp., a Texas corporation, and Pacific Southwest Bank, a federal savings bank (18)
10.67 Interim Servicing Agreement dated as of January 8, 1998, between, on the one hand, the Company and, on the other hand, Advantage Funding Group, Inc., a Delaware corporation, Pacific USA Holdings Corp., a Texas corporation, and Pacific Southwest Bank, a federally chartered savings bank (18)
10.68 Interim Servicing Agreement dated as of January 8, 1998, between, on the one hand, the Company and, on the other hand, NAFCO Holding Company, LLC, a Delaware limited liability company, Pacific USA Holdings Corp., a Texas corporation, and Pacific Southwest Bank, a federally chartered savings bank
(18)
10.69    Conversion and Rights Agreement dated September 1, 1998, by and
          between    the    Company    and    Pacific    USA    Holdings
          Corp.(20)
10.70    Letter Agreement dated June 25, 1998, by and between the Company and
          Rothschild    North    America,  Inc.,  amending  Note  Purchase
          Agreement(20)
10.71    Consent and Amendment No. 1 to Indenture and Related Documents by
          and among the Company, Black Diamond Advisors, Inc., Heller Financial, Inc.,and others dated September 9, 1998(20)
10.72    Conversion    and    Rights    Agreement(22)
10.73    Software    License    and    Development    Agreement(22)
10.74    Data    License    Agreement(22)

11       Statement  Re:  Computation  of  Earnings  Per  Share  -  PAGE 59
23       Consent  of  Independent  Certified  Accountants  -  PAGE 60
99       Cautionary Statement Regarding Forward-looking statements- PAGES 61


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

(17) Incorporated by reference to the Registrant's Form 8-K dated December 4, 1997.

(18)  Incorporated  by reference to the Registrant's Form 8-K dated January 8,
1998.

(19)  Incorporated  by  reference  to the Registrant's Form 8-K dated March 4,
1998.
(20) Incorporated by reference to the Registrant's Form 8-K dated September 1, 1998.
(21) Incorporated by reference to the Registrant's Form 8-K dated November 12, 1998.
(22)  ncorporated by reference to the Registrant's Form 8-K dated January
16,  1999.


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



                                         EXHIBIT 11
                           MONACO FINANCE, INC. AND SUBSIDIARIES
                           -------------------------------------
                      COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                      -----------------------------------------------

     YEAR  ENDED  DECEMBER  31,
     --------------------------



                                                                         1998          1997

NET EARNINGS (LOSS)
--------------------------------------------------------------

Net (loss)                                                       -$11,088,560   -$9,355,000

AVERAGE COMMON SHARES OUTSTANDING
--------------------------------------------------------------

Weighted average common shares outstanding - basic                  2,809,301     1,582,546

Shares issuable from assumed exercise of stock options (a)                (b)           (b)

Shares issuable from assumed exercise of stock warrants (a)               (b)           (b)

Shares issuable from assumed conversion of Preferred Stock (a)            (b)           (b)

Weighted average common shares outstanding -  dilutive              2,809,301     1,582,546


(Loss) per common share - basic and dilutive                           -$3.95        -$5.91




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

                                      /s/  Ehrhardt Keefe Steiner & Hottman PC
                                      ----------------------------------------
                                           Ehrhardt Keefe Steiner & Hottman PC


March  31,  1998
Denver,  Colorado

                                  EXHIBIT 99
                        CAUTIONARY STATEMENT REGARDING
                        ------------------------------
                          FORWARD-LOOKING STATEMENTS
                          --------------------------

     The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this cautionary statement in connection with such safe harbor legislation. The Company's Form 10-KSB, any Form 10-QSB, any Form 8-K, or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements.

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


                                 RISK FACTORS
                                 ------------

     ADVERSE FINANCIAL CONDITION. The Company's cash flow from operations is not sufficient to cover its overhead and other operating expenses. Historically, the Company's cash needs have been funded through a combination of cash flow from operations, credit lines, securitizations and capital and secured loans provided by various persons including the Company's major shareholder and senior lender, Pacific USA Holdings Corp. The Company has been advised by Pacific that it can no longer be relied upon to provide capital or loans to fund the Company's working capital requirements. Although Pacific has continued to provide certain additional secured loans to the Company, no assurance can be given that such funding will continue. In addition, the Company has been verbally notified by its principal lenders that certain loan and/or payment covenants have been violated by the Company or by certain of its special purpose subsidiaries. As a result, further advances under the warehouse line of credit are unavailable, loan servicing for a substantial portion of the Contracts has been or will be transferred from the Company to third parties and excess funds in the special purpose subsidiaries are being applied against the indebtedness of those subsidiaries rather than being remitted to the Company. Thus, substantial sources of revenue are no longer available to the Company. In addition, the Company's independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Given these recent events, the Company is actively seeking to obtain new financing sources. Also, it is attempting to implement a business strategy based upon joint ventures with third parties. No assurance can be or is given that new and adequate sources of financing will be obtained. In addition, no assurance can be or is given that the business strategy will be implemented or, if implemented, will be successful. Failure to meet loan covenant requirements will have a material adverse effect on the ability of the Company to obtain new sources of financing.

     DEPENDANCE UPON ADDITIONAL CAPITAL TO MAINTAIN OPERATIONS. The Company's business has been and will continue to be cash intensive. Capital is required primarily to purchase Contracts from the Dealer Network and to fund the Company's negative cash flow from operations. The ability of the Company to continue operations will require additional debt or equity financing. There can be no assurance that such additional financing will be available to the Company, or if available, on terms satisfactory to the Company.

     SUBSTANTIAL LOSSES. During the fiscal years ended December 31, 1997 and 1998 the Company sustained losses of $9,355,000 and $11,088,560, respectively. In 1997 and 1998 the Company's policy of acquiring loans through its Dealer Network, which meet its credit criteria and provide acceptable risk adjusted yields based upon the Company's scoring and risk models, reduced substantially the number and amount of new loans purchased by the Company during these periods. The difficulty in acquiring loans was further exacerbated by intense competition in the industry that drove down yields for higher-quality Contracts to levels that were unacceptable to the Company. At the same time the Company was developing the infrastructure and platform to underwrite, service, and collect a substantially greater portfolio of contracts. The interest spread from the Company's approximately $108 million loan balance at December 31, 1998, was not sufficient to cover costs of doing business. As a result of portfolio purchases in late 1997 and 1998 totaling approximately $100 million, the Company increased its loan portfolio significantly. These portfolio purchases, together with the Company's ongoing auto loan purchases, did result in a significant increase in interest income, however expenses continued to rise.

     COST OF CAPITAL AND INTEREST RATE RISKS. A substantial part of the Company's operating revenues are derived from the spread between the interest income it collects on its contracts and the interest expense it pays on borrowings incurred to purchase and retain such contracts. As of December 31, 1997 and 1998, the Company's interest expense as a percentage of revenues was 44.9% and 53.9%, respectively. Net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 9.1% in 1997 to 7.2% in 1998. The Company's capacity to generate earnings on its portfolio of contracts is dependent upon its ability to maintain a sufficient margin between its fixed portfolio yield and its floating or fixed cost of funds. In addition, losses from Contract defaults reduce the Company's margins and profits. In the event interest rates increase due to economic conditions or other reasons, resulting in an increase in the cost of borrowed capital, it is likely that the Company's spread will be reduced since the rates charged on the majority of its Contracts are already at the legal limits. If defaults on outstanding Contracts increase resulting in larger credit losses, the availability of outside financing (i) may diminish and (ii) may become more costly due to higher interest rates or fees. Either of these events could have an adverse effect on the Company.

     RELIANCE ON SECURITIZATIONS. The Company relies significantly on periodically financing Contracts through asset-backed securitizations. Proceeds from securitizations are used to repay warehouse borrowings, thereby making such facilities available for additional warehouse financing.

     The  Company's  ability  to access such securitizations depends upon many factors, certain of which are beyond the Company's control. These factors among other things include delays in completing transactions, willingness of investors to buy automobile-backed paper, rating agencies providing investment grade ratings and the ability to obtain credit enhancement provide by monoline assurance companies. In any event, violation by the Company of certain loan covenants will make it difficult, if not impossible, for the Company to securitize any finance contracts it may acquire in the future.

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

     RISK OF DELAYED REPOSSESSIONS. The relatively high default rate on Contracts requires that the Company repossesses and resells a substantial number of vehicles. After a default occurs, the condition of the vehicle securing the Contract in default generally deteriorates due to lack of maintenance or otherwise. The Company carefully monitors delinquencies and moves quickly to repossess, recondition and resell vehicles secured by Contracts in default so as to minimize its losses. Any delays in repossessions could decrease loan loss recoveries.

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

     CHANGE IN ACCOUNTING PRINCIPLE. Effective October 1, 1996, the Company adopted a new methodology for reserving for and analyzing its loan losses. This accounting method is commonly referred to as static pooling. The static pooling reserve methodology allows the Company to stratify its Automobile Receivables portfolio, and the related components of its Allowance for Credit Losses (i.e. discounts, excess interest, charge offs and recoveries) into separate and identifiable quarterly pools. These quarterly pools, along with the Company's estimate of future principle losses and recoveries, are analyzed quarterly to determine the adequacy of the Allowance for Credit Losses. The method previously used by the Company to analyze the Allowance for Credit
Losses  was  based  on  the  total  Automobile  Receivables  portfolio.  In management's opinion, the static pool reserve method provides a more sophisticated and comprehensive analysis of the adequacy of the Allowance for Credit Losses and is preferable to the method previously used. With the adoption of the static pooling reserve method, the Company increased its Allowance for Credit Losses by $3.6 million in the fourth quarter of 1997 and $2.2 million in the fourth quarter of 1998

     YEAR 2000 ISSUE. The "Year 2000" issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the Year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the Year 2000. This error could result in miscalculations or system failures.

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

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends largely on the efforts and abilities of senior management. The loss of the services of any of these individuals could have a material adverse effect on the Company's business. The Company maintains insurance policies in the amount of $2,000,000 each on the lives of Messrs. Ginsburg and Sandler for the purpose of funding the Company's obligation to purchase shares of its common stock beneficially owned by either of them upon death (the "Buy-Sell Agreement"). The purchase obligation is limited to the insurance proceeds. The purchase price is the greater of book value or 80% of the average closing price of the Class A Common Stock for the 30 consecutive trading days commencing 45 trading days before the death of the insured. At December 31, 1998 the Company's purchase obligation would have been less than $2,000,000 with respect to each of Messrs. Ginsburg and Sandler. Any excess insurance proceeds will be used for general corporate purposes, including replacement of the decedent. During the term of the Option Agreement noted in "Voting Power of Class A and Class B Common Stock" below, the parties to the Buy-Sell Agreement have agreed that the purchase rights and obligations under the Option Agreement, also noted below, shall supersede the purchase and right of first refusal provisions contained in the Buy-Sell Agreement during the terms of the Option Agreement.

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

     EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. For the respective terms of the warrants and the options granted by the Company pursuant to the Company's stock option plans, the holders thereof are given an opportunity to profit from a rise in the market price of the Company's Class A Common Stock, with a resulting dilution in the interests of the other shareholders. Further, the terms on which the Company may obtain additional financing during those periods may be adversely affected by the existence of such securities. The holders of such securities may be expected to exercise them at a time when the Company might be able to obtain additional capital through a new offering of securities on more favorable terms. However, the exercise prices of all outstanding options and warrants are substantially above the market price for the Company's Class A Common Stock.

     NO CASH DIVIDENDS. The holders of Class A and Class B Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. To date, the Company has not paid any cash dividends. The Board of Directors of the Company does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. The Company's credit facilities and preferences applicable to its preferred stock restrict or prohibit the Company from paying dividends. Accordingly, it is unlikely any dividend will be paid on the Class A Common Stock in the foreseeable future.

     MARKET FOR CLASS A COMMON STOCK. The Company's Class A Common Stock trades on the OTC Bulletin Board under the symbol "MONFA".

     VOTING POWER OF CLASS A AND CLASS B COMMON STOCK. As of December 31, 1998, 254,743 shares of Class B Common Stock were issued and outstanding. These shares are held by Messrs. Ginsburg and Sandler and by another individual. They are identical in all respects to the Class A Common Stock except that the Class B Common Stock has three votes per share while the Class A Common Stock has one vote per share. The Class B Common Stock automatically converts into Class A Common Stock on a share-for-share basis upon transfer (excluding certain transfers for estate planning purposes) or upon death of the holder. As of December 31, 1998, holders of the Class A Common Stock owned approximately 90.9% of the aggregate issued and outstanding shares of Class A and Class B Common Stock, but had the power to cast approximately 70% of the combined votes of both classes.

     On or about December 4, 1997, Consumer Finance Holdings, Inc. ("CFH") and Morris Ginsburg, the Company's President, Sandler Family Partners, Ltd., and Irwin L. Sandler, the Company's Executive Vice President, (collectively the "Shareholders") entered into an Option Agreement effective as of that date. CFH is a wholly owned subsidiary of Pacific USA Holdings Corp. ("Pacific USA"). Pursuant to the Option Agreement, the Shareholders granted a three-year option to CFH (the "Call Option") to purchase all, but not less than all, of the 166,000 shares of Class B Common Stock owned by the Shareholders (the "Option Shares") at a purchase price of $4.00 per share. Concurrently, CFH granted to each Shareholder a three-year option (the "Put Option") to sell that portion of the Option Shares held by each Shareholder at a price of $4.00 per share. The Put Option is exercisable with respect to 50% of the Option Shares during the 30-day period following the second anniversary of the effective date and 50% during the 30-day period following the third anniversary of the effective date. The Call Option and Put Option both expire on the third anniversary date of the effective date, or on December 4, 2000. In the event that CFH or any of its affiliates exercises the Call Option, and within 180 days after closing thereof, sells or agrees to sell any portion of the Option Shares to a person who is not an affiliate of CFH for a price greater than $4.00 per share, the seller shall be obligated to pay the Shareholders 50% of such excess. The Shareholders agreed not to pledge, sell or otherwise transfer the Option Shares at any time during the term of the Call Option except to the extent of exercise of the Put Option. The obligation of CFH under the Put Option is secured by funds in a segregated bank account.

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

     CONTROL BY PACIFIC USA. On November 12, 1998, the shareholders of the Company approved a proposal to amend the Company's Articles of Incorporation with respect to its 8% Cumulative Convertible Preferred Stock- Series 1998-1 (the "Preferred Stock"), all of which is held by Pacific USA or its affiliates, to, among other things, change the Conversion Ratio of the Preferred Stock from one share of Class A Common Stock for each two shares of Preferred Stock that are converted to four shares of Class A Common Stock for each two shares of Preferred Stock that are converted. As a result, the conversion price of the Preferred Stock into Class A Common Stock was reduced by a factor of four. At the date of the special meeting, Pacific USA controlled a majority of the voting power of all classes of the Company's capital stock and, accordingly, was able to unilaterally effect the amendment to the Articles.

     Pacific USA was the record owner of 1,401,863 shares of Class A Common Stock as of December 31, 1998. As a result of the Option Agreement, it was granted the power to vote the 166,000 shares of Class B Common Stock owned by the Shareholders and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Also, as a result of the Asset Purchase Agreement dated January 8, 1998, Pacific USA was issued 162,231 shares of the Company's Class A Common Stock. As of December 31, 1998, 2,554,558 shares of Class A Common Stock were issued and outstanding and 254,743 shares of Class B Common Stock were issued and outstanding. The Class A Common Stock has one vote per share while the Class B Common Stock has three votes per share. The Class A and Class B Common Stock vote together as one class on most matters. Accordingly, Pacific USA may be deemed to be the beneficial owner of approximately 59.0% of the Company's outstanding voting stock. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA. Currently, Pacific USA has control of 65.3% of the voting power.

     EFFECT OF ISSUANCE OF PREFERRED STOCK. As of December 31, 1998, affiliates of Pacific USA are the record owners of 2,347,587 shares of Cumulative Convertible Preferred Stock, Series 1998-1(the "1998-1 Preferred Stock"). So long as not less than 300,000 shares of 1998-1 Preferred Stock are issued and outstanding, the holders of the 1998-1 Preferred Stock, voting separately as a class, are entitled to elect one member of the Company's board of directors. Holders of the 1998-1 Preferred Stock otherwise have no voting rights except as may be required by the laws of the State of Colorado and except with respect to any amendment to the Company's Articles of Incorporation which would change any of the rights or preferences enjoyed by such stock. Any corporate action that requires a vote of the holders of the 1998-1 Preferred Stock of the class shall be deemed to have been approved upon the affirmative vote by the holders of a majority of the issued and outstanding 1998-1 Preferred Stock unless a higher voting requirement is imposed by Colorado law.

     The holders of the 1998-1 Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of any funds of the Company legally available for that purpose, cumulative dividends from the date of issuance at the rate of 8% ($.16) per share of 1998-1 Preferred Stock per year, payable quarterly in shares of the Company's 1998-1 Preferred Stock valued at $2.00 per share (or in cash if no preferred shares are available for that purpose). Dividends on the 1998-1 Preferred Stock are cumulative whether or not the Company is legally able to pay such dividends in whole or in part. No dividends (other than those payable solely in common stock) may be paid with respect to the common stock of the Company unless all accumulated and unpaid dividends on the 1998-1 Preferred Stock shall have been declared and paid.

     The 1998-1 Preferred Stock may be converted in whole or in part at any time and from time to time into shares of Class A Common Stock at the rate of one share of Class A Common Stock for each 2.5 shares of 1998-1 Preferred Stock so converted (the "Conversion Ratio"). In the event the closing price of the Class A Common Stock on the NASDAQ Stock Market shall equal or exceed $6.00 per share on each trading day during any period of 60 consecutive calendar days, all of the 1998-1 Preferred Stock shall be automatically converted into shares of Class A Common Stock at the Conversion Ratio. The Conversion Ratio shall be proportionately adjusted as appropriate to reflect the effect of stock splits or combinations.

     Upon liquidation, dissolution or winding up of the Company, the holders of the 1998-1 Preferred Stock then issued and outstanding shall be entitled to receive an amount equal to $2.00 per share of 1998-1 Preferred Stock plus any accumulated but unpaid dividends before any payment or distribution of the assets of the Company is made to or set apart for the holders of Common Stock.

     Effective as of November 30, 1998, Pacific USA converted $536,750 of unsecured debt and $300,000 of secured debt into 418,375 shares of the Company's 8% Cumulative Subordinated Preferred Stock, Series 1999-1 (the "1999-1 Preferred Stock") valued at $2.00 per share. The 1999-1 Preferred Stock is subordinate to the 1998-1 Preferred Stock with respect to payment of dividends, redemption and upon any liquidation of the Company. The 1999-1 Preferred Stock has no voting rights other than as provided in the articles of incorporation or as required by law. The Company has the right to redeem the 1999-1 Preferred Stock at any time and from time to time, in whole or in part, for cash in the amount of $2.00 per share plus accrued but unpaid dividends. However, the 1999-1 Preferred Stock shall not be redeemed so long as any 1998-1 Preferred Stock is issued and outstanding. Dividends on the 1999-1 Preferred Stock are at the annual rate of 8% ($.16 per share) payable quarterly in shares of 1999-1 Preferred Stock. No dividends other than those payable solely in common stock shall be paid with respect to the common stock unless all accumulated and unpaid dividends on the 1999-1 Preferred Stock shall have been declared and paid in full.

     Any additional issuance's of preferred stock could affect the rights of the holders of Class A Common Stock and therefore reduce its value. The preferred stock may be issued in one or more series, the terms of which will be determined at the time of issuance by the Board of Directors without any requirement for shareholder approval. Such rights may include voting rights, preferences as to dividends and upon liquidation, conversion and redemption rights and mandatory redemption provisions pursuant to sinking funds or otherwise. Rights could be granted to holders of preferred stock hereafter issued which could reduce the attractiveness of the Company as a potential takeover target or make the removal of management of the Company more difficult or adversely impact the rights of holders of Class A Common Stock. The Company has no plans for the issuance of any additional preferred stock.

     EFFECT OF CONVERTIBLE SECURITIES, OPTIONS, WARRANTS AND OTHER RIGHTS TO PURCHASE. As of December 31, 1998, the Company had issued, or had agreed to issue, options, warrants and other rights for the purchase of up to 278,800 shares of Class A Common Stock at exercise prices ranging from $0.53 to $6.63 per share. In addition, the Company has issued convertible securities and options to purchase convertible securities for 4,695,174 shares of Class A Common Stock at conversion prices ranging from $3.00 to $4.00 per share. The shares of Class A Common Stock underlying these securities (the "Underlying Shares") will be, when issued, "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, and, unless registered for public sale, subject to a one-year holding period. However, in many cases, the Company has either registered the Underlying Shares, as with employee stock options, or has agreed to register the Underlying Shares upon the demand of the holder. Additionally, the Company has agreed to give the holders "piggy back" registration rights with respect to their Underlying Shares which, if available, would allow registration of the Underlying Shares for public sale. Upon effectiveness of a registration statement, the shares of stock covered thereby can be sold immediately.

     As  of  December  31,  1998, 2,554,558 shares of Class A common Stock and
254,743 shares of Class B Common Stock (convertible on a one-for-one basis into shares of Class A Common Stock) were issued and outstanding. The options, warrants, other rights and convertible securities described above cover an aggregate of approximately 4,973,974 shares of Class A Common Stock. Any significant exercise or conversion of these securities could substantially dilute the voting power of the then outstanding Class A Common Stock, and could result in dilution to earnings and book value per share.

     In addition, the trading market for Class A Common Stock is very thin. Thus, any significant sales of the Underlying Shares could adversely affect the market price of the Class A Common Stock.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               MONACO  FINANCE,  INC.
               (Registrant)

     April  15,  1999          By          /s/  Morris  Ginsburg
                                           ---------------------
                                            Morris  Ginsburg,  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April  15,  1999          /s/  Morris  Ginsburg
                          ---------------------
                          Morris  Ginsburg,  President,
                          Chairman  of  the  Board  and
                          Director

April  15,  1999          /s/  Irwin  L.  Sandler
                          -----------------------
                          Irwin  L.  Sandler
                          Executive  Vice  President,
                          Secretary/Treasurer  and
                          Director

April  15,  1999          /s/  Bill  Bradley
                          ------------------
                          Bill  Bradley
                          Director

April  15,  1999          /s/  Bill  Clark
                          ----------------
                          Bill  Clark
                          Director

April  15,  1999          /s/  Bobby  Hashaway
                          --------------------
                          Bobby  Hashaway
                          Director

April  15,  1999          /s/  Leonard  M.  Snyder
                          ------------------------
                          Leonard  M.  Snyder
                          Director

April  15,  1999          /s/  Joe  Cutrona
                          -----------------
                          Joe  Cutrona
                          Director