Form 10KSB/A
MONACO FINANCE INC
filed 1999-04-30
CIK 865830

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

(Mark  One)
 X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
--       OF  1934.
For  the  fiscal  year  ended  DECEMBER  31,  1998


___     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF  1934.
For  the  transition  period  from  _____________________
                                to  _____________________

     Commission  file  number  0-18819
                             MONACO FINANCE, INC.
                             --------------------
                (Name of small business issuer in its charter)

          Colorado                                    84-1088131
          --------                                    ----------
          (State  or  other  jurisdiction   (IRS Employer Identification No.)
          of incorporation or organization)


          370  17th  Street,  Suite  5060
          Denver,  Colorado                                       80202
          -------------------------------                         -----
          (Address  of  principal  executive  offices)          (Zip  Code)

          Issuer's  telephone  number:          (303)  592-9411


        SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

          NAME  OF  EACH  EXCHANGE
     TITLE  OF  EACH  CLASS          ON  WHICH  REGISTERED
     ----------------------          ----------------------------

     None
----------------------------------------------------
----------------------------------------------------

----------------------------------------------------
----------------------------------------------------

        SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     Class A Common Stock, $.01 Par Value
               ------------------------------------------------
                                Title of Class

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

     State  issuer's  revenues  for  its most recent fiscal year: $20,829,747.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

     As  of  March  30,  1999:        Approximately  $243,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 30, 1999, there were 2,554,559 shares of Class A Common Stock, $.01 par value, and 254,743 shares of Class B Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.


Transitional  Small  Business Disclosure Format:    [   ]     Yes          [X]
No



Total  number  of  pages:    16

                                   PART III

ITEM  9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE  WITH  THE  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     The  executive  officers  and  directors  of  the Company are as follows:

NAME                    AGE    POSITION
----  ---------------  ----  -----------------------------
Morris Ginsburg          68  Chairman of the Board,
                              President and Director
Irwin L. Sandler         53  Executive Vice President,
                              Secretary/Treasurer and Director
Bill C. Bradley          67  Director
Bobby L. Hashaway        44  Director
Joseph A. Cutrona        51  Director
William P. Clark, Jr.    63  Director
Leonard M. Snyder        51  Director
Vann R. Martin           44  Senior Vice President


     There are no family relationships among any of the executive officers or directors of the Company. Pursuant to the Option Agreement (see "Item 12. Certain Relationships and Related Transactions"), (i) Consumer Finance Holdings, Inc. ("CFH"), a wholly-owned subsidiary of Pacific USA Holdings Corp. ("Pacific USA"), agreed to vote or cause to be voted certain shares of the Company's capital stock, including the Option Shares (as defined in the Option Agreement), to maintain Messrs. Ginsburg and Sandler as directors of the Company, and (ii) Messrs. Ginsburg and Sandler agreed to use their best efforts to provide CFH with the right to designate four directors to the Company's board or such larger number as shall then be sufficient to provide CFH with effective control of the board. In addition, so long as not less than 1,500,000 shares of Preferred Stock are issued and outstanding, holders of the Preferred Stock have the right to elect one director of the Company. As of the date hereof, the board consists of seven members, three of which have been appointed by CFH (Messrs. Bradley, Hashaway and Cutrona). Mr. Clark has been appointed by First CF Corp., an indirect wholly-owned subsidiary of Pacific USA and the record owner of all of the Preferred Stock.

     Morris Ginsburg - Mr. Ginsburg, a co-founder of the Company, has been Chairman of the Board, and President of the Company since June 1, 1988. From 1955 to 1979, Mr. Ginsburg was chairman of the board, president, chief executive officer and owner of Bluhill American, a producer of condiments for the food service industry. Mr. Ginsburg sold Bluhill to the Kellogg Company in 1979 and served as a director of Fearn International, a division of Kellogg, from 1979 through 1983. In 1983, Mr. Ginsburg repurchased Bluhill from Kellogg and shortly thereafter resold it to Dean Foods. In 1981, Mr. Ginsburg formed Container Industries, Inc., a food container company in Denver, Colorado for which he serves as chairman of the board. Since 1984, Mr. Ginsburg has been president, chief executive officer and owner of Ginsburg Investments, an asset lending company.

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

     Joseph A. Cutrona - Mr. Cutrona has been a Director of the Company since June 1998. From June 1998 to February 11, 1999, he was Chief Executive Officer and acting Chief Financial Officer of the Company. From 1998 to the present, he has been Executive Vice President of Pacific USA Holdings Corp. From 1995 to 1998, he was Executive Vice President and Chief Financial Officer of NationsCredit Corporation, the diversified finance company of NationsBank. Prior to his retirement in 1992, he held numerous senior executive positions from 1971 with Associates First Capital Corporation, a leading diversified finance company, the last position being that of Executive Vice President and Director of Associates Financial Services Company, Inc. and
President-Centralized  Operations  of    The  Associates.

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

     Leonard M. Snyder - Mr. Snyder has been a Director of the Company since April 1998. Since 1995, Mr. Snyder has engaged in marketing, management and financial consulting. From 1987 to October 1994, he was chairman of the board and chief executive officer of Lamonts Apparel, Inc., a public company engaged in the chain store apparel business. In January 1995, Lamonts filed a voluntary petition under Chapter 11 of the Bankruptcy Code and its plan of reorganization became effective in January 1998. Since April 1998, Mr. Snyder has been a director of One Price Clothing Stores, Inc., a public company engaged in the women's retail clothing business. From 1979 to 1987 he was employed by Allied Stores Corporation, a department store chain. The final position he held with Allied was that of corporate vice president and executive group manager for all Midwestern United States stores.

     Vann R. Martin - Mr. Martin has been Senior Vice President of the Company since February 1998. From August 1997 to February 1998, he served as Executive Vice President of Marketing and Operations for Search Financial Services, Inc. From 1984 to February 1998, he was involved with a program which provided automobile financing for marginal risk customers. From 1984 through 1993, the program was owned and operated by First Jackson Savings Bank of Jackson, Mississippi, where the last position held by Mr. Martin was Senior Vice President. In 1993, the program was purchased by MS Financial, of which Mr. Martin became President and Chief Operating Officer. In July 1997, that company was acquired by Search Financial Services, Inc. From 1978 through 1994, Mr. Martin served in various financial and credit management positions with Capital Bank of Louisiana and Ford Motor Credit Company.

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

BOARD  MEETINGS  AND  COMMITTEES
     During the fiscal year ended December 31, 1998, the Board of Directors held five meetings and took action by unanimous written consent on 18 occasions. Significant matters were informally discussed among the directors before the consents were signed. During 1998, no incumbent director attended fewer than 75% of the aggregate of the total number of board meetings held while he was a director and the total number of committee meetings of which he was a member.

     The Board of Directors has appointed a Stock Option Committee, an Audit Committee, and a Compensation Committee, but does not currently have a standing nominating committee. The Company's executive committee, which has broad powers to act on behalf of the Company, consists of Messrs. Ginsburg, Bradley, Hashaway and Cutrona. The executive committee meets informally on a regular basis as well as formally on an intermittent basis.

     The current members of the Stock Option Committee are Leonard M. Snyder and William P. Clark, Jr. The Stock Option Committee was established on June 30, 1992, and held no meetings in 1998. However, it took action by unanimous written consent on two occasions in 1998. The Stock Option Committee administers and interprets the Company's 1992 Stock Option Plan and has authority to determine which persons shall be granted options under the Company's 1992 Stock Option Plan and the terms and conditions of the stock options granted.

     The Audit Committee was established as of June 30, 1998, and held two meetings in 1998. The current members of the Audit Committee are Leonard M. Snyder, Bobby L. Hashaway and William P. Clark, Jr. Previously, the full Board of Directors performed the functions of an audit committee.

     The Company also established a Compensation Committee as of June 30, 1998, whose members consist of William P. Clark, Jr. and Leonard M. Snyder. The Compensation Committee held one meeting in 1998.

ITEM  10.          EXECUTIVE  COMPENSATION.

          The following table sets forth certain information concerning cash compensation paid to the Company's Chief Executive Officer and the four additional highest paid executive officers whose total annual compensation exceeded $100,000 for the fiscal year ended December 31, 1998.



                             SUMMARY COMPENSATION TABLE

                                                   LONG-TERM COMPENSATION
                                                   ----------------------
                                 ANNUAL
                              COMPENSATION      AWARDS
                              ------------      ------
                                                                         SECURITIES
                                                          OTHER ANNUAL   UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR   SALARY     BONUS     COMPENSATION   OPTIONS (#)
----------------------------  ----  ---------  --------  --------------  -----------
JOSEPH A. CUTRONA(1)
Chief Executive Officer       1998      - (1)     - (1)           - (1)        - (1)

MORRIS GINSBURG               1998  $312,500   $     0   $       7,201            0
President                     1997  $208,086   $ 6,317   $       8,104     22,500(2)
                              1996  $200,000   $37,891   $       8,750     10,000(2)

IRWIN L. SANDLER
Executive Vice President,
Secretary and Treasurer       1998  $292,500   $     0   $       8,401            0
                              1997  $160,330   $ 4,737   $      10,134     22,500(2)
                              1996  $150,000   $27,410   $      10,632     10,000(2)

VANN R. MARTIN
Senior Vice President         1998  $121,447   $     0   $      19,639            0

MARK GENGOZIAN(3)
Vice President                1998  $128,292   $     0   $       4,400            0
                              1997  $105,500   $ 1,222   $       2,000     16,000(2)
                              1996  $ 96,875   $ 9,045   $           0      3,000(2)

_____________________

     (1)          Mr.  Cutrona  resigned  as an officer of the Company subsequent to
December 31, 1998. His compensation as an officer of the Company was paid by Pacific
USA  Holdings  Corp.  in  his  capacity  as  Executive  Vice  President  of Pacific.

     (2)          Options  to  purchase  Class  A  Common  Stock  of  the  Company.

     (3)       Mr. Gengozian resigned as an officer of the Company in November 1998.


     The Company did not grant stock options to its named executive officers during the fiscal year ended December 31, 1998.

     The following table sets forth the individual stock option exercises by the named executive officers in and during the fiscal year ended December 31, 1998, and the stock option values at the end of such fiscal year.


                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL
                                      YEAR AND FISCAL YEAR END OPTION VALUES

                          SHARES                                     NUMBER OF UNEXERCISED    VALUE OF UNEXERCISED IN-THE-
                       ACQUIRED ON              VALUE                OPTIONS AT FY-END (#)     MONEY OPTIONS AT FY-END ($)
NAME                   EXERCISE (#)            REALIZED ($)        EXERCISABLE  UNEXERCISABLE          EXERCISABLE
----------------  ----------------------  ----------------------   -----------  -------------  --------------------------

Morris Ginsburg                        0  $                     0       67,500              0  $                        0
Irwin L. Sandler                       0  $                     0       67,500              0  $                        0
Mark Gengozian                         0  $                     0       14,980          4,000  $                        0

                VALUE OF UNEXERCISED IN-THE-
                MONEY OPTIONS AT FY-END ($)
NAME                   UNEXERCISABLE
----------------  -------------------------

Morris Ginsburg   $                       0
Irwin L. Sandler  $                       0
Mark Gengozian    $                       0



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

DIRECTOR  COMPENSATION
     Directors are currently not paid fees for attending meetings of the Board of Directors or committees thereof. However, they are reimbursed for actual travel and other expenses incurred in attending such meetings. On June 30, 1998, the Board of Directors adopted guidelines for the compensation of outside directors. Outside directors are those directors who are not directors and/or officers of either the Company or Pacific USA Holdings Corp. Outside directors are entitled to the following compensation: (i) an annual cash retainer in the amount of $15,000 to be paid quarterly on July 1, October 1, January 1 and April 1 of each year; (ii) $1,000 for attendance at each board and committee meeting in the amount of $1,000 per meeting, except with regard to committee meetings which are held contemporaneously or on the same day as a board meeting for which no additional compensation will be paid; (iii) an initial stock grant of 2,000 shares of the Company's common stock and an additional 1,000 shares of the Company's common stock to be granted annually; and (iv) reimbursement for all reasonable expenses in connection with serving as a member of the Board of Directors.

     As members of the Stock Option Committee, Messrs. Snyder and Clark will be eligible to participate in the Company's 1992 Stock Option Plan. The Company's 1992 Stock Option Plan provides that options for the purchase of 1,000 shares of Class A Common Stock shall be granted automatically each year immediately following the annual meeting of the Company's shareholders to each director who is a member of the Stock Option Committee on such date. The options shall be fully exercisable six months following the date of grant and shall be exercisable for ten years after the date of grant. The exercise price of such options shall equal the closing bid price of the stock as quoted on the Nasdaq Stock Market on the date of grant.

ITEM  11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of April 15, 1999, with respect to the beneficial ownership of shares of Class A Common Stock and Class B Common Stock of the Company by (a) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Class A and Class B Common Stock; (b) each executive officer and director; and
(c) all executive officers and directors as a group. All of the transactions described herein have been adjusted to take into account the one-for-five reverse split of the Company's Class A and Class B Common Stock effected in November 1998. Except as noted below, each person has sole voting and investment power over the shares indicated:

                                                                                                                      % OF
NAME AND ADDRESS                                                                           % OF COMMON STOCK         VOTING
OF BENEFICIAL OWNER                        AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)         OWNERSHIP(2)          POWER
----------------------------------------  -----------------------  ------------------   ---------------------------  -------
                                                  CLASS A               CLASS B             CLASS A        CLASS B   CLASS A
                                          -----------------------  ------------------  ------------------  --------  --------
MORRIS GINSBURG
370 17th Street
Denver, CO
80202                                                  184,040(4)          116,000(5)                6.7%     45.5%        *

IRWIN L. SANDLER
370 17th Street
Denver, CO
80202                                                  117,914(7)           50,000(5)                4.4%     19.6%        *

BILL C. BRADLEY
2740 N. Dallas Pkwy, #200
Plano, TX
75093-4705                                           2,712,100(8)          254,743(8)               70.2%    100.0%     54.9%

JOSEPH A. CUTRONA
2740 N. Dallas Pkwy., #200
Plano, TX
75093-4705                                                     -                   -                   -         -         -

BOBBY L. HASHAWAY
18524 Bay Pines Lane
Dallas, TX
75287                                                1,104,725(9)                  -                31.6%        -       6.4%

WILLIAM P. CLARK, JR.
P.O. Box 208
Lockhart, TX
78644                                               1,110,725(10)                  -                31.6%        -       6.4%

LEONARD M. SNYDER
6260 N. Desert Moon Loop
Tucson, AZ
85750                                                   4,000(13)                  -                   *         -         *

VANN R. MARTIN
370 17th Street
Denver, CO
80202                                                      2,000                   -                   *         -         *

MARK GENGOZIAN
370 17th Street
Denver, CO
80202                                                  15,000(11)                  -                   *         -         *

PACIFIC USA HOLDINGS CORP.
PACIFIC ELECTRIC WIRE & CABLE CO., LTD.
CONSUMER FINANCE HOLDINGS, INC.
5999 Summerside Drive, #106
Dallas, TX
75252                                               2,712,100(12)         254,743(12)               70.2%    100.0%     54.9%

BUD KARSH
10000 E. Yale #60
Denver, CO
80231                                                          -            88,743(5)                -(5)  34.9%(6)        -

ALL EXECUTIVE OFFICERS
AND DIRECTORS AS A GROUP
(11 persons)                                           2,869,073             254,743                71.5%    100.0%     55.1%


                                           % OF VOTING POWER
 NAME AND ADDRESS                          ---------------------
 OF BENEFICIAL OWNER                       CLASS B   COMBINED(3)
----------------------------------------  --------  -----------


MORRIS GINSBURG
370 17th Street
Denver, CO
80202                                           -          *(6)

IRWIN L. SANDLER
370 17th Street
Denver, CO
80202                                           -          *(6)

BILL C. BRADLEY
2740 N. Dallas Pkwy, #200
Plano, TX
75093-4705                                  100.0%        65.3%

JOSEPH A. CUTRONA
2740 N. Dallas Pkwy., #200
Plano, TX
75093-4705                                      -            -

BOBBY L. HASHAWAY
18524 Bay Pines Lane
Dallas, TX
75287                                           -          4.9%

WILLIAM P. CLARK, JR.
P.O. Box 208
Lockhart, TX
78644                                           -          4.9%

LEONARD M. SNYDER
6260 N. Desert Moon Loop
Tucson, AZ
85750                                           -            *

VANN R. MARTIN
370 17th Street
Denver, CO
80202                                           -            *

MARK GENGOZIAN
370 17th Street
Denver, CO
80202                                           -            *

PACIFIC USA HOLDINGS CORP.
PACIFIC ELECTRIC WIRE & CABLE CO., LTD.
CONSUMER FINANCE HOLDINGS, INC.
5999 Summerside Drive, #106
Dallas, TX
75252                                       100.0%        65.3%

BUD KARSH
10000 E. Yale #60
Denver, CO
80231                                           -          -(5)

ALL EXECUTIVE OFFICERS
AND DIRECTORS AS A GROUP
(11 persons)                                100.0%        65.5%


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

     (4)     Includes options to purchase 10,000 shares of Class A Common Stock at $10.625 per share, exercisable at any time until January 3, 2002; options to purchase 25,000 shares of Class A Common Stock at $15.00 per share, exercisable at any time prior to June 30, 2002; options to purchase 10,000 shares of Class A Common Stock at $9.375 per share exercisable at any time prior to July 29, 2006; options to purchase 22,500 shares of Class A Common Stock at $2.655 per share exercisable at any time prior to August 25, 2007; and 116,000 shares of Class A Common Stock issuable upon conversion of the same number of shares of
Class  B  Common  Stock.  Excludes  1,500  shares  of Class A Common Stock owned by the spouse of Mr. Ginsburg as to which he disclaims  beneficial  ownership.

     (5)          Messrs.  Ginsburg, Sandler (through a family partnership of which he is sole general partner) and Karsh own
116,000, 50,000 and 88,743 shares, respectively, of Class B Common Stock. Messrs. Ginsburg and Sandler have granted an option to Consumer Finance Holdings, Inc. ("CFH") to purchase all of their shares of Class B Common Stock exercisable until December
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

     (7)     Includes options to purchase 10,000 shares of Class A Common Stock at $10.625 per share, exercisable at any time until January 3, 2002; options to purchase 25,000 shares of Class A Common Stock at $15.00 per share, exercisable at any time prior  to  June  30,  2002; options to purchase 10,000 shares of Class A Common Stock at $9.375 per share, exercisable at any time prior to July 29, 2006; options to purchase 22,500 shares of Class A Common Stock at $2.655 per share exercisable at any time  prior  to  August  25,  2007;  and 50,000 shares of Class A Common Stock issuable upon conversion of the same number of shares of Class B Common Stock. Of the remaining shares listed for Irwin L. Sandler, 414 shares were purchased by Mr. Sandler through  the  custodial  account  of  his  Keogh  Plan.  Mr.  Sandler  may  be  deemed  the beneficial owner of these shares.

     (8)          Mr. Bradley is a director of Pacific USA. Includes the following shares: 1,239,632 shares of Class A Common
Stock  owned  of  record  by CFH; 162,231 shares of Class A Common Stock owned of record by First CF Corp.; 235,626 shares of
Class  A Common Stock issuable upon full conversion of the Preferred Stock owned by First CF Corp.; 113,000 shares of Class A
Common Stock issuable upon full exercise of a promissory note due December 31, 1998, in the principal amount of $536,750 held by  Pacific USA; and 254,743 shares of Class B Common Stock as to which CFH has sole voting power. CFH also owns an option to purchase the 166,000 shares of Class B Common Stock owned by Messrs. Ginsburg and Sandler exercisable until December 4, 2000.
Mr.  Bradley  disclaims  beneficial  ownership  of  all  such  shares.

     (9)      Mr. Hashaway is a director of First CF Corp. Includes 162,231 shares of Class A Common Stock and 235,626 shares of  Class  A  Common Stock issuable upon full conversion of the Preferred Stock owned by that company. Mr. Hashaway disclaims beneficial  ownership  of  all  such  shares.

     (10)      Mr. Clark is a director of Pacific Southwest Bank. Includes 162,231 shares of Class A Common Stock and 235,626 shares  of  Class A Common Stock issuable upon full conversion of the Preferred Stock owned by First CF Corp., a wholly-owned subsidiary  of  that  bank. Mr. Clark disclaims beneficial ownership of all such shares. Also includes 3,000 shares issued to
Mr.  Clark as an outside director of the Company and 1,000 shares underlying stock options issued to Mr. Clark as a member of the  Company's  stock  option  committee.

     (11)        Includes options to purchase 3,000 shares of Class A Common Stock at $9.375 per share any time prior to July
29,  2006; and options to purchase 11,980 shares of Class A Common Stock at $2.655 per share exercisable at any time prior to
August  25,  2007.

     (12)          Except  as  stated below, the information contained in the table, in this footnote and elsewhere herein is derived  from  a  Schedule  13D dated March 16, 1998, filed by Pacific USA, Pacific Electric Wire & Cable Co., Ltd. ("Pacific
Electric") and CFH with the Securities and Exchange Commission. Pacific USA is a wholly-owned subsidiary of Pacific Electric.
CFH  and  First  CF Corp. are direct and indirect wholly-owned subsidiaries of Pacific USA. Accordingly, Pacific Electric and
Pacific  USA  may  be  deemed to be the beneficial owners of all of the shares referred to in Note (8) above. On September 1,
1998,  effective  as  of July 1, 1998, Pacific USA converted $4,463,250 in principal amount of a $5,000,000 loan into 939,632 shares  of Class A Common Stock at a conversion price of $4.75 per share. The conversion price is the book value per share of the  Company's  issued and outstanding Common Stock as of June 30, 1998. The closing price of the Class A Common Stock on the
Nasdaq  Stock  Market  was  $.50  ($2.50  post-split)  per  share  on June 30, 1998, and $.38 ($1.90 post-split) per share on
September  1,  1998.

     (13)  Includes 3,000 shares issued to Mr. Snyder as an outside director of the Company and 1,000 shares underlying stock options  issued  to  Mr.  Snyder  as  a  member  of  the  Company's  stock  option  committee.



ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     All of the transactions described herein have been adjusted to take into account the one-for-five reverse split of the Company's Class A and Class B Common Stock effected in November 1998.

PACIFIC  USA  TRANSACTIONS
     VOTING CONTROL. On November 12, 1998, the shareholders of the Company approved a reverse split of the Company's Class A and Class B Common Stock on the basis of one share for each five shares issued and outstanding. On November 19, 1998, the Company's Board of Directors reviewed and approved the split to be effective at the open of trading on the Nasdaq Stock Market on Monday, November 23, 1998. As of April 15, 1999, Pacific USA Holdings Corp. ("Pacific USA") had direct and indirect voting power over approximately 54.9% of the outstanding shares of Class A Common Stock, 100% of the outstanding shares of Class B Common Stock, approximately 65.3% of the total combined voting power of the outstanding shares of Common Stock and 100% of the outstanding shares of both classes of Preferred Stock.

     OPTION AGREEMENT. On or about December 4, 1997 (the "Effective Date"), (Consumer Finance Holdings, Inc. ("CFH"), a wholly-owned subsidiary of Pacific USA, and Morris Ginsburg, Sandler Family Partners, Ltd., and Irwin L. Sandler (collectively the "Shareholders") entered into an Option Agreement. Pursuant to the Option Agreement, the Shareholders granted a three-year option to CFH (the "Call Option") to purchase all, but not less than all, of the 166,000 shares of Class B Common Stock owned by the Shareholders (the "Option Shares") at a purchase price of $20.00 per share. Concurrently, CFH granted to each Shareholder an option (the "Put Option") to sell that portion of the Option Shares held by each Shareholder at a price of $20.00 per share. The Put Option is exercisable with respect to 50% of the Option Shares during the 30-day period following the second anniversary of the Effective Date and 50% during the 30-day period following the third anniversary of the Effective Date. In the event that CFH or any of its affiliates exercises the Call Option, and within 180 days after closing thereof, sells or agrees to sell any portion of the Option Shares to a person who is not an affiliate of CFH for a price greater than $20.00 per share, the seller shall be obligated to pay the Shareholders 50% of such excess. The Shareholders agreed not to pledge, sell or otherwise transfer the Option Shares at any time during the term of the Call Option except to the extent of exercise of the Put Option. The obligation of CFH under the Put Option is secured by funds in a segregated bank account.

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

     ASSET PURCHASE AGREEMENT. The Company entered into an Amended and Restated Asset Purchase Agreement dated as of January 8, 1998 (the "Asset Purchase Agreement"), with Pacific USA and certain of its wholly-owned or partially-owned subsidiaries - Pacific Southwest Bank ("PSB"), NAFCO Holding Company, L.L.C. ("NAFCO"), Advantage Funding Group, Inc. ("Advantage"), and PCF Service, LLC - providing for, among other things, the purchase by the Company of sub-prime automobile loans from NAFCO and Advantage having an unpaid principal balance of approximately $81,115,233 for a purchase price of $77,870,623 of which $73,003,709 was paid in cash. Financing was provided by Daiwa Finance Corporation which also is entitled to receive warrants for the purchase of 50,000 shares of Class A Common Stock. The Asset Purchase Agreement amended and restated a similar agreement dated on or about September 30, 1997.

     The Company's credit and risk departments screened the loans acquired from NAFCO and Advantage. The credit department reviewed certain of the loan files and verified, on a selected basis, information concerning the borrower, the vehicle, as well as the contract terms. The credit department also matched information contained in actual files with data transmitted to the Company electronically. The function of the risk department is to use the Company's proprietary risk analysis system to project cash flows from pools of loans to determine estimated yield considering the purchase price, net of any discount; coupon interest rate; estimated frequency and severity of defaults; and estimated pre-payments. These investigations enabled the Company to establish the terms for purchase of the contracts which management believes will satisfy the Company's yield parameters and assisted in obtaining the financing provided by Daiwa Finance Corporation. In addition, Daiwa performed an independent review of the loan portfolio.

     The balance of the purchase price, $4,866,914, was paid by the issuance on or about March 9, 1998, of 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "1998-1 Preferred Stock").

     As required by the Asset Purchase Agreement, PSB entered into a Loan Loss Reimbursement Agreement whereby it agreed to reimburse the Company for up to 15% of any losses incurred by the Company in connection with the loans acquired from NAFCO and Advantage. In consideration therefore, the Company paid PSB an amount equal to 2% of the principal amount of the acquired loans in the form of 162,231 shares of the Company's Class A Common Stock valued at $10.00 per share.

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

     1998-1 PREFERRED STOCK. Following approval at a special meeting of shareholders of the Company held March 4, 1998, and pursuant to the terms of the Asset Purchase Agreement, 2,433,457 shares of the Company's 1998-1 Preferred Stock valued at $2.00 per share and 162,231 shares of the Company's Class A Common Stock, valued at $10.00 per share, were issued to affiliates of Pacific USA. Each ten shares of 1998-1 Preferred Stock was convertible at any time into one share of Class A Common Stock ("Conversion Ratio"), or an aggregate of up to 233,346 shares of Class A Common Stock. Thus, the effective cost of the Class A Common Stock issuable upon conversion of the 1998-1 Preferred Stock would have been $20.00 per share. The Company may become obligated to issue additional shares of Class A Common Stock to affiliates of Pacific USA depending upon satisfaction of certain conditions described herein. Upon exercise of either the Put Option or the Call Option, the shares of Class B Common Stock purchased by CFH will automatically convert into the same number of shares of Class A Common Stock thereby reducing the voting power of Pacific USA with respect to the Common Stock.

     In the event the closing price of the Class A Common Stock on the Nasdaq Stock Market equaled or exceeded $30.00 per share on each trading day during any period of 60 consecutive calendar days, all of the 1998-1 Preferred Stock would have been automatically converted into shares of Class A Common Stock at the Conversion Ratio. The Conversion Ratio is proportionately adjusted as appropriate to reflect the effect of stock splits or combinations.

     On November 12, 1998, the shareholders of the Company approved an amendment to its articles of incorporation to (i) change the Conversion Ratio of the 1998-1 Preferred Stock from one share of Class A Common Stock for each ten shares of 1998-1 Preferred Stock that are converted to four shares of Class A Common Stock for each ten shares of 1998-1 Preferred Stock that are converted, and (ii) provide that the market price of the Class A Common Stock that causes automatic conversion of the 1998-1 Preferred Stock into shares of Class A Common Stock shall be proportionately adjusted in the event of any issuance of Class A Common Stock as a dividend or other distribution or in the event of a subdivision or combination of the outstanding shares of Class A Common Stock.

     So long as not less than 1,500,000 shares of 1998-1 Preferred Stock are issued and outstanding, the holders of the 1998-1 Preferred Stock, voting separately as a class, are entitled to elect one member of the Company's Board of Directors. Holders of the 1998-1 Preferred Stock otherwise have no voting rights except as may be required by the laws of the State of Colorado and except with respect to any amendment to the Company's Articles of Incorporation which would change any of the rights or preferences enjoyed by such stock.

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

     CONVERSION AND RIGHTS AGREEMENT. On September 1, 1998, the Company entered into a Conversion and Rights Agreement (the "Agreement") with Pacific USA. In July 1998, Pacific USA loaned the Company the principal amount of $5,000,000. Pursuant to the Agreement, $4,463,250 of the principal amount of the loan was converted, effective June 30, 1998, into 939,632 shares (the "Conversion Shares") of the Company's Class A Common Stock at a conversion price of $4.75 per share. The conversion price was the book value per share of the Company's issued and outstanding Common Stock as of June 30, 1998. The closing price of the Class A Common Stock on the Nasdaq Stock Market was $.50 ($2.50 post-split) per share on June 30, 1998, and $.38 ($1.90 post-split) per share on September 1, 1998.

     1999-1 PREFERRED STOCK. Effective as of November 30, 1998, Pacific USA converted $536,750 of unsecured debt and $300,000 of secured debt into 418,375 shares of 8% Cumulative Subordinated Preferred Stock, Series 1999-1 (the "1999-1 Preferred Stock") of Monaco Finance, Inc. (the "Company") valued at $2.00 per share. Further, Pacific paid the Company $200,000 in cash and Pacific and the Company entered into a Software License and Development Agreement and a Data Licensing Agreement (the "License Agreements"). Pursuant to the License Agreements, Monaco, as licensor, granted to Pacific, as licensee, a perpetual, fully paid up, nontransferable, exclusive license covering certain proprietary software and historical data developed by the Company with respect to consumer automobile loans, including risk analysis
(the "Monaco Software"). Pacific acquired the right to make modifications, changes or improvements to the Monaco Software (referred to as the "Advanced Software"). Pacific has the right to exploit the Advanced Software as it deems fit in its sole discretion. Pacific granted to the Company a fully paid up, nontransferable, nonexclusive license limited to use of the Advanced Software for the Company's internal business purposes only. This license will terminate 90 days following any change in control of the Company. In addition, Pacific has a right of first refusal to purchase the Monaco Software. The purchase price shall be offset by the total costs Pacific actually incurred in development of the Advanced Software.

     The 1999-1 Preferred Stock is subordinate to the 8% Cumulative Convertible Preferred Stock, Series 1998-1 (the "1998-1 Preferred Stock") with respect to payment of dividends, redemption and upon any liquidation of the Company. The 1999-1 Preferred Stock has no voting rights other than as provided in the articles of incorporation or as required by law. The Company has the right to redeem the 1999-1 Preferred Stock at any time and from time to time, in whole or in part, for cash in the amount of $2.00 per share plus accrued but unpaid dividends. However, the 1999-1 Preferred Stock shall not be redeemed so long as any 1998-1 Preferred Stock is issued and outstanding. Dividends on the 1999-1 Preferred Stock are at the annual rate of 9% ($.18 per share) payable quarterly in shares of 1999-1 Preferred Stock. No dividends other than those payable solely in common stock shall be paid with respect to the common stock unless all accumulated and unpaid dividends on the 1999-1 Preferred Stock shall have been declared and paid in full.

     REGISTRATION RIGHTS. The Company entered into a Registration Rights Agreement with each of NAFCO, Advantage and PSB (the "RRA Holders") whereby each has the right under certain circumstances to require that the Company register the shares of Class A Common Stock ("Registrable Securities") owned by it for public resale (a "demand" registration). In addition, if the Company determines to proceed with the preparation and filing of a registration statement that would permit the inclusion of the Registrable Securities, it is obligated to give written notice thereof to each RRA Holder which has 30 days thereafter in which to determine whether it wants all or any portion of its Registrable Securities to be included in that registration statement (a
"piggyback" registration). Also, the Company has agreed to file a short form registration statement on Form S-3 upon demand by an RRA Holder so long as the reasonably anticipated aggregate price to the public would exceed $1,000,000 and the Company is entitled to use that short form registration. The RRA Holders are entitled to an unlimited number of such registrations. The Company is obligated to pay all expenses incurred in connection with the first demand registration and each piggyback and Form S-3 registration excluding underwriters' discounts and commissions. Each RRA Holder is obligated to pay all expenses incurred in connection with its second demand registration.

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

AUTO  DEALERSHIP  LEASE
     Effective March 24, 1994, the Company entered into a triple net lease (the "Lease") with GSC Ltd. Liability Company, a Colorado limited liability company ("GSC"), pursuant to which the Company agreed to lease from GSC real property at 890-894 S. Havana, Aurora, Colorado, including two buildings located thereon with total square footage of approximately 13,375 square feet, to be used by the Company as an automobile dealership lot. The Lease will expire on March 23, 2001, unless sooner terminated or extended pursuant to the terms of the Lease. In September 1995, the Company amended the lease to include additional property (vacant land) resulting in an increase in the base rent payable under the Lease from $12,750 per month to $13,738 per month. The monthly rent increases to $14,238 for year three; $15,238 for year four; $16,238 for year five; and $16,738 for years six and seven. Messrs. Sandler, Caukin and Ginsburg, each a present or former director or executive officer of the Company, are members of GSC. The Lease was approved by the disinterested members of the Board of Directors. In the opinion of management, the terms of the Lease are no less favorable to the Company than the terms which the Company could have received from nonaffiliated third parties. Effective June 1, 1996, the Company entered into a sublease agreement on the property at 890
S. Havana, Aurora, Colorado, for the entire lease term at an amount approximately equal to the Company's obligation. Effective December 11, 1998, all lease and sublease agreements were terminated upon sale of the property.

SHAREHOLDER  AGREEMENTS
     A Buy-Sell Agreement dated May 14, 1993, by and among the Company, Morris Ginsburg and Sandler Family Partners, Ltd. (the "Partnership"), provides that
(i) the Company has the obligation to purchase the shares of the Company's common stock owned by Mr. Ginsburg or the Partnership upon the death of Mr. Ginsburg or Irwin L. Sandler, General Partner of the Partnership, respectively, to the extent of proceeds from insurance policies acquired by the Company on their lives; (ii) the Company shall maintain insurance policies in the amount of $2,000,000 each on the lives of Messrs. Ginsburg and Sandler for the purpose of acquiring shares pursuant to the Buy-Sell Agreement; (iii) the purchase price for any shares purchased shall be the greater of book value or 80% of the average of the daily closing prices of the stock for the 30 consecutive trading days commencing 45 trading days prior to the date of death of the insured; (iv) each of Mr. Ginsburg and the Partnership grant a first right to the Company to acquire any shares which he or it may desire to sell other than through Rule 144 under the Securities Act of 1933. In the event the Company does not purchase any or all of the shares pursuant to such right, the other shareholder has the option to acquire such shares; and (v) Messrs. Ginsburg and Sandler appoint each other, upon the incapacity of either of them, as his true and lawful attorney-in-fact and agent to vote the shares of common stock of the Company beneficially owned by him and to exercise all rights with respect thereto. The parties to the Buy-Sell Agreement have agreed that the purchase rights and obligations under the Option Agreement shall supersede the purchase and right of first refusal provisions contained in the Buy-Sell Agreement during the term of the Option Agreement described herein.
     In an Agreement Among Certain Shareholders of Monaco Finance, Inc. dated April 9, 1992, Milton Karsh appointed Morris Ginsburg and Irwin L. Sandler, both of whom are officers and directors of the Company, as his proxy and attorney-in-fact to each vote 50% of the Company's Class B Common Stock owned by him. See "Item 11. Security Ownership of Certain Beneficial Owners and Management." Such rights have been transferred to Pacific USA subject to any fiduciary duties owed to third parties.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               MONACO  FINANCE,  INC.
               (Registrant)

     April  30,  1999          By          /s/  Morris  Ginsburg
                                           ---------------------
                                           Morris  Ginsburg,  President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April  30,  1999          /s/  Morris  Ginsburg
                          ---------------------
                          Morris  Ginsburg,  President,
                          Principal  Executive,  Financial  and
                          Accounting  Officer  and  Director

April  30,  1999          /s/  Irwin  L.  Sandler
                          -----------------------
                          Irwin  L.  Sandler
                          Executive  Vice  President,
                          Secretary/Treasurer  and  Director


April  __,  1999          /s/
                          ------------------------
                          Bill  C.  Bradley
                          Director


April  29,  1999          /s/  Bobby  L.  Hashaway
                          ------------------------
                          Bobby  L.  Hashaway
                          Director

April  __,  1999          /s/
                          ------------------------
                          Joseph  A.  Cutrona
                          Director

April  30,  1999          /s/  William  P.  Clark,  Jr
                          ----------------------------
                          William  P.  Clark,  Jr
                          Director

April  29,  1999          /s/  Leonard  M.  Snyder
                          ------------------------
                          Leonard  M.  Snyder
                          Director