Form 10QSB
period 1999-03-31
MONACO FINANCE INC
filed 1999-05-17
CIK 865830

FORM 10-QSB


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: MARCH 31, 1999

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

     Number of shares outstanding of the Issuer's Common Stock as of March 31, 1999:

     Class  A  Common  Stock,  $.01  par  value:  2,554,558  shares
     Class  B  Common  Stock,  $.01  par  value:  254,743  shares

     Exhibit  index  is  located  on  page  .
     Total  number  of  pages  :  32

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                         QUARTER ENDED MARCH 31, 1999

                                     INDEX

          PAGE  NO.
          ---------
PART  I  -  FINANCIAL  INFORMATION
Consolidated  Statements  of  Operations  for  the
   three  months  ended  March  31,  1999  and  1998  (unaudited)            3
Consolidated  Balance  Sheets  at  March  31,  1999    (unaudited)
   and  December  31,  1998                                                  4
Consolidated  Statement  of  Shareholders'  Equity  for  the  three
   months  ended  March  31,  1999  (unaudited)                              5
Consolidated  Statements  of  Cash  Flows  for  the  three  months
   ended  March  31,  1999  and  1998  (unaudited)                           6
Notes  to  Consolidated  Financial  Statements  (unaudited)               7-16
Management's  Discussion  and  Analysis  of  Financial
   Condition  and  Results  of  Operations                               17-28
PART  II  -  OTHER  INFORMATION                                             29
EXHIBIT  11  -  Computation  of  Net  Earnings  (Loss)  per
   Common  Share                                                            30
EXHIBIT  27  -  Financial  Data  Schedule                                   31
SIGNATURE                                                                   32

                        PART 1 - FINANCIAL INFORMATION
                         Item 1. Financial Statements
                     MONACO FINANCE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
              For the three months ended March 31, 1999 and 1998
                                  (unaudited)




                                                 THREE MONTHS ENDED MARCH 31,
                                                             1999                  1998

REVENUES:
Interest                                        $                   3,742,051   $6,549,238
Other income                                                            9,936           10

     Total revenues                             $                   3,751,987   $6,549,248

COSTS AND EXPENSES:
Provision for credit losses (Note 3)                                  750,000       16,873
Operating expenses                                                  3,965,990    3,516,014
Interest expense (Note 5)                                           2,258,169    3,054,522
     Total costs and expenses                                       6,974,159    6,587,409

Net (loss) before  income taxes                                    (3,222,172)     (38,161)
Income tax expense (Note 7)                                                 0            0

Net (loss)                                                         (3,222,172)     (38,161)

Preferred stock dividends (Note 6)                                    109,123            0

Net (loss) applicable to common stockholders'                     ($3,331,295)    ($38,161)

(Loss) per common share - basic and
    diluted (Note 6)                                                   ($1.19)      ($0.02)

Weighted average number of common
 shares outstanding                                                 2,809,301    1,776,554

     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 1999 and December 31, 1998





                                                                      MARCH 31,   DECEMBER 31,
                                                                        1999          1998

 ASSETS
   Current Assets
     Cash and cash equivalents                                           424,244       515,679
     Restricted cash                                                   6,833,293     5,501,967
     Automobile receivables - net (Notes 3 and 5)                     91,716,443   107,201,241
     Other receivables                                                    62,017        66,527
     Repossessed vehicles held for sale                                2,973,758     3,048,171
     Deferred income taxes (Note 7)                                            0             0
     Furniture and equipment, net of accumulated
       depreciation of $3,028,242 and $2,660,985                       1,739,463     2,173,295
     Other assets                                                      1,154,951     1,371,854
          Total assets                                               104,904,169   119,878,734

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                                                    997,294     1,234,377
     Accrued expenses and other liabilities                            1,531,828     1,431,127
     Notes payable (Note 5)                                                    0        50,000
     Warehouse note payable (Note 5)                                  55,063,787    43,581,000
     Portfolio  purchase note payable (Note 5)                        33,035,666    39,298,048
     Promissory notes payable (Note 5)                                 3,650,000     ,2850,000
     Senior subordinated debt (Note 5)                                   999,998       999,998
     Convertible senior subordinated debt (Note 5)                     3,785,000     4,055,000
     Automobile receivables-backed notes (Note 5)                              0    17,213,594
          Total liabilities                                           99,063,573   110,713,144
Commitments and contingencies (Note 4)
Stockholders' equity (Note 6)
       Series 1998-1 preferred stock; no par value, 10,000,000
         shares authorized, 2,347,587 shares issued;
         liquidation preference.                                       4,695,174     4,695,174
       Series 1999-1 preferred stock; no par value, 585,725 shares shares authorized; 418,375 shares issued; $836,750
         liquidation preference subordinate to 1998-1                    836,750       836,750
       Class A common stock, $.01 par value; 30,000,000
         shares authorized, 2,554,558 shares issued                      127,728       127,728
       Class B common stock, $.01 par value; 2,250,000
         shares authorized, 254,743 shares issued                         12,737        12,737
       Additional paid-in capital                                     31,076,868    31,070,567
       Accumulated (deficit)                                         -30,908,661   -27,577,366
Total stockholders' equity                                             5,840,596     9,165,590
Total liabilities and stockholders' equity                           104,904,169   119,878,734

     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                   For the three months ended March 31, 1999
                                  (unaudited)






                                                 SERIES 1999-1                                 SERIES 1998-1
                                                PREFERRED STOCK                               PREFERRED STOCK
                                           SHARES            AMOUNT                        SHARES       AMOUNT
                                       ---------------  ----------------                ------------  -----------
Balance - December 31, 1998                    418,375  $        836,750                    234,7587  $ 4,695,174
Imputed value on issuance of warrants
Net (loss) for the period
                                       ===============  ================                ============  ===========
                                               418,375  $        836,750                   2,347,587  $ 4,695,174



                                             CLASS A             CLASS B       ADDITIONAL
                                           COMMON STOCK       COMMON STOCK      PAID-IN-     RETAINED
                                        SHARES     AMOUNT   SHARES   AMOUNT     CAPITAL      EARNINGS        TOTAL
                                       ---------  -------   ------   ------   -----------  ------------   -----------

Balance - December 31, 1998            2,554,558  $127,728  254,743  $12,737  $31,070,567  ($27,577,366)  $ 9,165,590
Imputed value on issuance of warrants                                               6,301                       6,301
Net (loss) for the period                                                                      (3331295)   (3,331,295)
                                       =========  ========  =======  =======  ===========  =============  ============
                                       2,554,558  $127,728  254,743  $12,737  $31,076,868  ($30,908,661)  $ 5,840,596


See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the three months ended March 31, 1999 and 1998
                                  (unaudited)




                                                     THREE MONTHS ENDED MARCH, 31,
                                                                  1999                   1998
                                                     ------------------------------  ------------

Cash flows from operating activities:
---------------------------------------------------
     Net loss                                                           -$3,331,295      -$38,161
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
          Depreciation                                                      413,566       261,308
          Provision for credit losses                                       750,000        16,873
          Amortization of excess interest                                 1,274,872      2,67,742
          Amortization of other assets                                      562,156       369,369
          Deferred tax asset                                                      0        38,197
          Loss on sale of fixed assets                                        17789             0
          Other                                                             -13,605        -4,028
     Change in assets and liabilities:
          Receivables                                                     1,803,323     5,461,363
          Prepaids and other assets                                          29,735        -9,262
          Accounts payable                                                 -237,083      -440,213
          Accrued liabilities and other                                     114,307       301,621
Net cash provided by operating activities                                 1,383,765     8,124,809
Cash flows from investing activities:
---------------------------------------------------
     Retail installment sales contracts  purchased                       -1,310,635   -92,621,663
     Proceeds from payments on contracts                                 13,046,162    15,457,826
     Return/(Purchase) of furniture and equipment                             2,327      -388,944
     Proceeds from sale of fixed assets                                         150             0
Net cash (used in) investing activities                                  11,738,004   -77,552,781
Cash flows from financing activities:
---------------------------------------------------
     Net borrowings under lines of credit                                 5,220,405    77,452,524
     Net decrease (increase) in restricted cash                            -1331326        10,721
     Proceeds from  notes                                                   800,000             0
     Payments on notes                                                  -17,533,594    -6,362,774
     Proceeds from  exercise of stock options                                     0             0
     Increase in debt issue and conversion costs                           -368,689      -363,512
Net cash provided by (used in) financing activities                     -13,213,204     70736,959
Net decrease in cash and cash equivalents                                   -91,435     1,308,987
Cash and cash equivalents, beginning of year                                515,679       757,541
Cash and cash equivalents, end of year               $                      424,244  $  2,066,528

     See  notes  to  consolidated  financial  statements.

                     MONACO FINANCE, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                                  (unaudited)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     Monaco Finance, Inc. (the "Company") is a specialty consumer finance company which has engaged in the business of underwriting, acquiring, servicing and securitizing automobile retail installment contracts ("Contract(s)"). The Company has provided special finance programs (the "Program(s)") to assist purchasers of vehicles who do not qualify for traditional sources of bank financing due to their adverse credit history, or for other reasons which may indicate credit or economic risk ("Sub-prime Customers). The Company has acquired Contracts in connection with the sale of used, and to a limited extent, new vehicles, to customers, from automobile dealers (the "Dealer(s)" or the "Dealer Network") located in forty-eight states, the majority of which are acquired from four states. The Company has also purchased portfolios of sub-prime loans from third parties other than dealers. At March 31, 1999 the Company's loan portfolio had an outstanding balance of approximately $91.7 million.

     Pacific USA Holdings Corp. and related entities ("Pacific USA) holds a controlling interest in the Company at March 31, 1999 (Note6).

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

PRINCIPLES  OF  CONSOLIDATION
     The Company's consolidated financial statements include the accounts of Monaco Finance, Inc. and its wholly-owned subsidiaries, MF Receivables Corp. II ("MF II"), MF Receivables Corp. III ("MF III"), MF Receivables Corp. IV ("MF IV") and Monaco Funding (the "Subsidiaries"). All inter-company accounts and transactions have been eliminated in consolidation.

INTERIM  UNAUDITED  FINANCIAL  STATEMENTS
     Information with respect to March 31, 1999 and 1998, and the periods then ended, have not been audited by the Company's independent auditors, but in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results of the entire year.

REPOSSESSED  VEHICLES  HELD  FOR  RESALE
     Repossessed vehicles held for resale consist of repossessed vehicles awaiting liquidation. Repossessed vehicles are carried at estimated actual cash value. At March 31, 1999 and December 31, 1998, approximately 807 and 843 repossessed vehicles, respectively, were awaiting liquidation. Included are vehicles held for resale, vehicles which have been sold for which payment has not been received and un-located vehicles (skips), which a portion of the value may be recovered from insurance proceeds.

EARNINGS  PER  SHARE
     Basic earnings per share are calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive earnings per share is computed similarly, but also gives effect to the impact convertible securities, such as convertible debt, stock options and warrants, if dilutive, would have on net income and average common shares outstanding if converted at the beginning of the year. The Company has incurred losses in each of the periods covered in these financial statements, thereby making the inclusion of convertible securities in the 1998 and 1999 dilutive earnings per share computations anti-dilutive. Accordingly, convertible securities have already been excluded from the previously reported primary and fully diluted earnings per share amounts and do not require restatement. Basic and dilutive earnings per share are the same for each period presented.

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

     In connection with the purchase of Contracts, the Company is required to estimate the number and dollar amount of loans expected to result in defaults and to estimate the amount of loss that will be incurred under each default. The Company currently provides allowances for these losses based on the historical performance of the Contracts which are tracked by the Company on a static pool basis. The actual losses incurred could differ materially from the amounts that the Company has estimated in preparing the historical consolidated financial statements. Furthermore, the recent transfer of the portfolio to another servicer may adversely impact the performance of the portfolio.

TREASURY  STOCK
     In accordance with Section 7-106-302 of the Colorado Business Corporation Act, shares of its own capital stock acquired by a Colorado corporation are deemed to be authorized but un-issued shares. APB Opinion No. 6 requires the accounting treatment for acquired stock to conform to applicable state law.


SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

     MARCH  31,




                          1999        1998
Cash Payments for:
Interest . . . . .  $2,195,087  $2,709,569
Income Taxes . . .  $        0  $    3,180





NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
     Included as part of the consideration paid for the January 1998 portfolio acquisition from Pacific USA Holdings Corp. (Notes 5 and 6), the Company issued 162,231 shares of Class A Common Stock valued at $2.00 per share and 2,433,457 shares of 8% Cumulative Convertible Preferred Stock, Series 1998-1 valued at $2.00 per share. As of March 31, 1999 Pacific USA repurchased certain loans that have resulted in the surrender of 85,870 shares of Preferred Stock.
     Effective July 1, 1998, Pacific USA Holdings Corp. converted $4,463,250 of its $5.0 million Promissory Note (Note 5) into 939,632 restricted shares of the Company's Class A Common Stock.

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
---------------------------------
     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 1999 and for the year ended December 31, 1998, the Company continued to suffer recurring losses in excess of $3,000,000 and $11,000,000, respectively, resulting in an accumulated deficit of approximately $31,000,000 at March 31, 1999. In addition, the Company lost its financing sources (Note
5). The Company will be seeking to obtain new financing sources. In the event the Company obtains new financing sources it will attempt to implement a business strategy based upon joint ventures with third parties. This strategy will include purchasing Contracts having (i) higher discounts to face (ii) shorter terms and (iii) lower amounts financed. No assurance can be nor is given that new and adequate sources of financing will be obtained. Furthermore, no assurance can be nor is given that the business strategy will be implemented, and if implemented will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE  3  -  AUTOMOBILE  RECEIVABLES


Automobile  receivables  consist  of  the  following:


                                                   MARCH 31,     DECEMBER 31,
                                                          1999            1998
Retail installment sales contracts                 $90,082,839   $  85,370,939
Retail installment sales contracts-Trust (Note 5)            0      19,742,374
Total finance receivables                           90,082,839     105,113,313
Allowance for credit losses                         (6,988,281)     (9,872,318)
Automobile receivables - direct                     83,094,558      95,240,995
Excess interest receivable                           5,090,802       6,307,075
NAFCO loan loss reimbursement receivable (Note 6)    2,337,724       4,034,830
Accrued interest                                     1,081,456       1,426,838
Other                                                  111,903         191,503
Automobile related receivables                       8,621,885      11,960,246
Automobile receivables - net                       $91,716,443   $ 107,201,241




     At March 31, 1999, the accrual of interest income was suspended on $1.6 million of principal amount of retail installment sales contracts.

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





                                                ALLOWANCE FOR
                                                CREDIT LOSSES

Balance as of December 31, 1998 . . . . . . .  $    9,872,318
Provisions for credit losses. . . . . . . . .         750,000
Unearned interest income. . . . . . . . . . .          58,599
Unearned discounts. . . . . . . . . . . . . .         106,848
Retail installment sale contracts charged off      (6,236,416)
Recoveries. . . . . . . . . . . . . . . . . .       2,436,932
Balance as of March 31, 1999. . . . . . . . .  $    6,988,281





     The provision for credit losses is based on estimated losses on all Contracts purchased prior to January 1, 1995 with zero discounts ("100% Contracts") and for all Contracts originated by CarMart which have been provided for by additions to the Company's allowance for credit losses as determined by the Company's risk analysis.

     Upon the acquisition of certain Contracts from its Dealer Network, a portion of future interest income, as determined by the Company's risk analysis, was capitalized into Automobile Receivables (excess interest receivable) and correspondingly used to increase the allowance for credit losses (unearned interest income). Receipts of excess interest are applied to reduce excess interest receivable. For the three months ended March 31, 1999, $1,274,872 of excess interest income was amortized against excess interest receivable.

     Unearned discounts result from the purchase of Contracts from the Dealer Network at less than 100% of the face amount of the note. All such discounts are used to increase the allowance for credit losses.

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

CONTINGENCIES
     The Company and its Subsidiaries at times are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company. It is the Company's and its Subsidiaries' policy to vigorously defend litigation, however, the Company and its Subsidiaries have, and may in the future, enter into settlements of claims where management deems appropriate.


NOTE  5  -  DEBT
----------------
     In  February  and  March  of  1999  the Company, MFIII, and MFIV received verbal notification from Daiwa that there existed certain violations of non-portfolio performance related covenants in the credit agreement and that as a result (i) no additional funds would be advanced to MFIII under the Warehouse Line of Credit; (ii) Daiwa has mandated that the Company cooperate in transferring the servicing of the auto loans to a successor servicer to be appointed by Daiwa; and (iii) except for servicing related fees and expenses, Daiwa is collecting all cash flows in excess of Daiwa's regularly scheduled principal and interest payments under the Credit Facilities. In connection with the foregoing (i) MFIII and MFIV will be entering into a servicing agreement with a successor servicer (an unrelated third party) selected by Daiwa; and (ii) the Company did complete the servicing transfer on April 15,
1999.    (See  Item  2.)

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

     On or about March 23, 1998, the Company entered into a senior debt financing facility with LaSalle and the outstanding balance was paid in full on January 8, 1999.

WAREHOUSE  LINE  OF  CREDIT  -  DAIWA  FINANCE  CORPORATION
     In December 1997, MF Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75 million Warehouse Line of Credit with Daiwa Finance Corporation ("Daiwa"). All advances received under the line of credit are secured by eligible loan Contracts and all proceeds received from those Contracts. The scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per annum. The Company is obligated to pay Daiwa an unused facility fee equal to .375% of the average daily unused portion of the credit agreement. The Credit Agreement requires the Company to maintain certain standard ratios and covenants. At March 31, 1999, the Company had borrowed $55,063,787 against this line of credit. The assets of MF III are not available to pay general creditors of the Company. (See Item 2.)

PORTFOLIO  PURCHASE  CREDIT  FACILITY  -  DAIWA  FINANCE  CORPORATION
     In  January  1998,  MF  Receivables  Corp.  IV  ("MF IV"), a wholly owned special purpose subsidiary of the Company, entered into a $73,926,565.01 Portfolio Purchase Credit Facility (the "Credit Facility") with Daiwa. The proceeds from the Credit Facility were used to acquire an $81.1 million portfolio from Pacific USA Holdings Corp. and certain of its subsidiaries (Note 5). All advances received under the Credit Facility are secured by eligible purchased loan Contracts and all proceeds received from those Contracts. The scheduled maturity date with respect to the advances under the Credit Facility is the earlier of January 6, 1999 or the disposition date of the eligible purchased loan Contract. Under the Credit Facility, prior to July 1, 1998, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 1.0% per annum. Effective July 1, 1998, the interest rate on this advance changes to LIBOR plus 3.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of LIBOR plus 1.0% per annum prior to July 1, 1998. Effective July 1, 1998, the interest rate on this advance changes to 15% per annum. The Credit Facility Agreement requires the Company to maintain certain standard ratios and covenants. At March 31, 1999, the Credit Facility had an outstanding balance of $33,035,666. The assets of MF IV are not available to pay general creditors of the Company. (See Item 2.)

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

PACIFIC  USA  HOLDINGS  CORP.  -  PROMISSORY  NOTE
     On June 30, 1998, the Company and Pacific USA, a related party, agreed to enter into a $5.0 million Loan Agreement ("Pacific USA Note"). Effective July 1, 1998, the Company and Pacific USA entered into a Conversion and Rights Agreement whereby $4,463,250 of the principal amount of the Pacific USA Note was converted into 939,632 restricted shares of the Company's Class A Common Stock. As consideration for the conversion, the Company agreed, subject to shareholder approval, which was obtained on November 12, 1998, to change the conversion ratio of the Company's Preferred Stock held by Pacific USA. The remaining unconverted principal balance of the Pacific USA Note of $536,750 was converted into 268,375 shares of the Company's Series 1999-1 8% Cumulative Subordinated Preferred Stock as of December 31, 1998.

     On September 8, 1998 the Company and Pacific Southwest Bank entered into a Promissory Note agreement whereby Pacific Southwest lent the Company $950,000. The Promissory Note accrues interest at the prime rate plus 1% per annum. All outstanding principal, plus accrued and unpaid interest, was due six months from the date of the Promissory Note. The Company is past due on principal payments related to the Promissory Note.

     On September 30, 1998 the Company and Pacific USA entered in to a Promissory Note agreement whereby Pacific USA advanced the Company $1,000,000. The Note was modified on October 31, 1998 to increase the principal balance by $400,000. Effective December 31, 1998 the Note was modified when Pacific USA converted $300,000 of the Note balance into 150,000 shares of the Company's
Series  1999-1  8%  Cumulative  Subordinated  Preferred  Stock.    A  third
modification, also effective December 31, 1998, increased the principal balance by $800,000, and a fourth modification effective January 8, 1999 increased the principal balance by $400,000.00. All the aforementioned outstanding principal, plus accrued and unpaid interest, was due six months from the date of the Promissory Note. A fifth modification effective February 10, 1999 increased the principal balance by $400,000.00 and had a maturity date of April 30, 1999. The sixth modification effective April 12, 1999, increased the principal balance by $210,000.00, and it extended the maturity date to September 30, 1999 on all advances. The Promissory Note accrues interest at the prime rate plus 1% per annum.

CONVERTIBLE  SUBORDINATED  DEBENTURES
     On March 15, 1993, the Company completed a private placement of $2,000,000, 7% Convertible Subordinated Notes (the "Notes") with interest payable semiannually commencing September 1, 1993. Additionally, the purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount of the Notes on September 15, 1993. The principal amount of the Notes, plus accrued and unpaid interest, was due on March 1, 1998. On March 1, 1998, the Company repaid one-half, or $692,500, of the then outstanding principal amount of the Notes. The maturity date of the remaining principal amount of notes of $692,500 was extended to April 15, 1998, without penalty, at which time the Company repaid the remaining principal amount. Certain of these Notes with an aggregate principal amount of $1,615,000 were converted resulting in the issuance of 94,444 shares of Class A Common Stock.

SENIOR  SUBORDINATED  NOTE  -  ROTHSCHILD
     On November 1, 1994 the Company sold, in a private placement, unsecured Senior Subordinated Notes ("Rothschild Notes") in the gross principal amount
of  $5,000,000  to  Rothschild  North  America,  Inc.  ("Rothschild").    The
Rothschild Notes accrue interest at a fixed rate per annum of 9.5% through October 1, 1997, and for each month thereafter, a fluctuating rate per annum equal to the lesser of (a) 11.5% or (b) 3.5% above LIBOR.

     Interest was due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 were due and payable the first day of January, April, July and October of each year commencing January 1, 1997.

     On June 15, 1998, the Company and Rothschild amended the Note Purchase Agreement to require principal payments of $450,000 on the last day of each March, June, September and December. In lieu of the principal payment of $416,667 due on July 1, 1998, the Company made a payment to Rothschild on June 30, 1998 of $600,000. The unpaid principal amount of the Rothschild Notes, plus accrued and unpaid interest, is due October 1, 1999. At March 31, 1999 the outstanding balance was $999,998. In March 1999, the Company failed to make the scheduled payment and has received verbal notification from Rothschild that the Company is in default of certain payment covenants pertaining to the Rothschild Notes. The Company believes Rothschild lenders have certain enforcement rights under their agreement. These rights, in the opinion of the Company, are subject to specific subordination and "stand-still" provisions as long as the Company has senior debt outstanding. As of March 31, 1999 the Company had approximately $3,800,000 of senior debt, including accrued interest, outstanding.

SENIOR  SUBORDINATED  NOTES  -  BLACK  DIAMOND
     On January 9, 1996, the Company entered into a Purchase Agreement for the sale of an aggregate of $5 million in principal amount of 12% Convertible Senior Subordinated Notes due 2001 (the "12% Notes"). This agreement was subsequently amended and approved by the Company's Board of Directors and approved by the Company's Shareholders on September 10, 1996. Interest on the 12% Notes is payable monthly at the rate of 12% per annum and the 12% Notes were convertible, subject to certain terms contained in the Indenture, into shares of the Company's Class A Common Stock, par value $.01 per share, at a conversion price of $4.00 per share, subject to adjustment under certain circumstances. The 12% Notes were issued pursuant to an Indenture dated January 9, 1996, between the Company and Norwest Bank Minnesota, N.A., as trustee. The Company agreed to register, for public sale, the shares of restricted Common Stock issuable upon conversion of the 12% Notes. The 12% Notes were sold pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.

     A provision had been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes ("Additional 12% Notes") on or before September 10, 1998, between the Company and Black Diamond Advisors, Inc. ("Black Diamond"), one of the initial purchasers, with an initial conversion price of $3.00 per share.

     On June 12, 1998, the Company and the related noteowners agreed to amend the Indenture to cancel the conversion feature of the 12% Notes and to require principal payments of $135,000 per month commencing in June 1998. The maturity date of the 12% Notes was also amended to the earlier of the maturity date of the Rothschild Notes or October 1, 1999. The outstanding balance of the 12% Notes as of March 31, 1999 was $3,785,000. In March, April and May 1999, the Company failed to make the scheduled payments and has received verbal notification from Black Diamond that the Company is in default of certain payment covenants pertaining to the 12% Notes. The Company believes the 12% Note lenders have certain enforcement rights under their agreements. These rights, in the opinion of the Company, are subject to specific subordination and "stand-still" provisions as long as the Company has senior debt outstanding. As of March 31, 1999 the Company had approximately $3,800,000 of senior debt, including accrued interest, outstanding.

AUTOMOBILE  RECEIVABLES  -  BACKED  NOTES
     In June 1997, MF Receivables Corp. II ("MF II"), a wholly owned special purpose subsidiary of the Company, sold, in a private placement, $42,646,534 of Class A automobile receivables-backed notes ("Series 1997-1A Notes" or "Term Note") to an outside investor and $2,569,068 of Class B automobile receivables-backed notes ("Class B Notes") to Monaco Funding Corp., a wholly-owned special purpose subsidiary of the Company. The Series 1997-1A Notes accrued interest at a fixed rate of 6.71% per annum. On or about January 16, 1999 the Company redeemed the outstanding Class A Certificates of MFII for a total redemption price of approximately $16.7 million. The transaction was financed through the existing Warehouse Credit Facility with Daiwa Finance Corporation and MFIII. Following the redemption, the Company, MFII, and MFIII, entered into an arrangement whereby the assets of MFII, consisting of $18.7 million of Automobile Backed Consumer Contracts were transferred to MFIII.

     In connection with the purchase of the Class B Notes, Monaco Funding Corp. borrowed $2,525,000 from a financial institution ("Promissory Note"). The Promissory Note accrues interest at a fixed rate of 16% per annum and is collateralized by the proceeds from the Class B Notes. The Class B Notes, and the Promissory Note, were repaid in April 1998.

     The assets of MF I, MF II and Monaco Funding Corp. were not available to pay general creditors of the Company.

NOTE  6  -  STOCKHOLDERS'  EQUITY
---------------------------------

COMMON  STOCK
     The Company has two classes of common stock. The two classes are the same except for the voting rights of each. Each share of Class B stock retains three votes while each share of Class A stock retains one vote per share.

STOCK  OPTION  PLANS
     During the three months ended March 31, 1999, no new stock options were granted. During this same period no options were exercised and 19,914 options were cancelled.

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

     The Company uses one of the most widely used options pricing models, the Black-Scholes model (the Model), for purposes of valuing its stock options grants. The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options.

PREFERRED  STOCK
     In connection with its portfolio acquisition strategy, the Company entered into an Amended and Restated Asset Purchase Agreement dated as of January 8, 1998 (the "Asset Purchase Agreement"), with Pacific USA Holdings Corp. ("Pacific USA") and certain of its wholly-owned or partially-owned subsidiaries - Pacific Southwest Bank ("PSB"), NAFCO Holding Company LLC ("NAFCO"), Advantage Funding Group, Inc. ("Advantage") and PCF Service, LLC - providing for, among other things, the purchase by the Company of sub-prime automobile loans from NAFCO and Advantage having an unpaid principal balance of approximately $81,115,233 for a purchase price of $77,870,623 of which $73,003,709 was paid in cash. Daiwa Finance Corporation (Note 5) provided financing. The Company also agreed to issue Daiwa warrants for the purchase of 50,000 shares of Class A Common Stock for which the Company imputed a value of $84,000. The balance of the purchase price of $4,866,914 was paid through the issuance of 2,433,457 shares of the Company's 8% Cumulative Convertible Preferred Stock, Series 19981 (the "1998-1 Preferred Stock") valued at $2.00 per share. As of December 31, 1998, Pacific USA repurchased loans with an original purchased principal balance of approximately $2.9 million. In addition to the repurchase proceeds of $2.6 million from Pacific USA, 85,870 shares of 1998-1 Preferred Stock were surrendered by Pacific USA to the Company. In consideration for converting approximately $4.5 million of the Pacific USA Note into 939,632 shares of the Company's Class A Common Stock, the Company agreed, subject to shareholder approval, to change the conversion ratio of the 1998-1 Preferred Stock held by Pacific USA. As originally issued, each share of 1998-1 Preferred Stock was convertible at any time into one-half share of Class A Common Stock. Since shareholder approval was obtained on November 12, 1998, each two shares of 1998-1 Preferred Stock is convertible into four shares of the Company's Class A Common Stock. As a result of the five for one reverse split of the common shares, the conversion ratio was amended to be each 2.5 shares of 1998-1 Preferred Stock is convertible into 1 share of the Company's Class A Common Stock, or an aggregate of up to 939,035 shares of Class A Common Stock.

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

     At March 31, 1999, dividends on the 1998-1 Preferred Stock are accrued but not paid.

     On November 30, 1998, Pacific USA converted $536,750 of unsecured debt and $300,000 of secured debt into 418,375 shares of 8% Cumulative Subordinated Preferred Stock, Series 1999-1 (the "1999-1 Preferred Stock") of the Company valued at $2.00 per share. The 1999-1 Preferred Stock is subordinate to the 1998-1 Preferred Stock with respect to payment of dividends, redemption and upon any liquidation of the Company. The 1999-1 Preferred Stock has no voting rights other than as provided in the articles of incorporation or as required by law. The Company has the right to redeem the 1999-1 Preferred Stock at any time and from time to time, in whole or in part, for cash in the amount of $2.00 per share plus accrued but unpaid dividends. However, the 1999-1 Preferred Stock shall not be redeemed so long as any 1998-1 Preferred Stock is issued and outstanding. Dividends on the 1999-1 Preferred Stock are at the annual rate of 8% ($.16 per share) payable quarterly in shares of 1999-1 Preferred Stock. No dividends other than those payable solely in common stock shall be paid with respect to the common stock unless all accumulated and unpaid dividends on the 1998-1 Preferred Stock shall have been declared and paid in full.


NOTE  8  -  INCOME  TAXES
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

     A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:


     THREE  MONTHS  ENDED  MARCH  31,
     --------------------------------



                                        1999        1998

Pretax (loss). . . . . . . . . . .  $(3,222,172)  $(38,161)
Federal tax expense (benefit)
      At statutory rate - 34%. . .  $(1,095,538)  $(12,975)
State income tax expense (benefit)     (161,109)    (1,297)
 . . . . . . . . . . . . . . . . .   (1,256,647)   (14,272)
Less valuation allowance . . . . .   (1,256,647)   (14,272)
Income tax expense (benefit) . . .  $         0   $      0





     Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of March 31, 1999, were as follows:






                       DEFERRED TAX ASSETS:
Federal and State NOL tax carry-forward  $          17,948,721
Other                                                  194,068
=======================================  ======================
                                                    18,142,789

Valuation Allowance                                (12,150,474)
Total deferred tax assets                            5,992,315
Deferred tax liabilities:
Allowances and origination fees                     (5,992,315)
Total deferred tax liability                        (5,992,315)
Net deferred tax asset                   $                   0




     As of March 31, 1999, the Company had a net operating loss carryforward of approximately $45.8 million for federal income tax reporting purposes which, if unused, will expire between 2011 and 2014.
     During the year ended December 31, 1998 there were transactions involving changes in ownership that will significantly restrict the utilization of net operating loss carryforwards in the future.

     The principal temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid, depreciation for tax purposes in excess of depreciation for financial reporting purposes and the utilization of net operating losses. The effect of the differences outlined above generated a long-term deferred tax asset of approximately $12,000,000. In 1998, management determined that it was more likely than not that the Company would not realize its deferred tax asset, therefore they fully allowed for the entire balance resulting in a charge to 1998 income of $1,541,582. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -----------------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FORWARD-LOOKING  STATEMENTS
---------------------------
     This quarterly report on form 10-QSB for the period ended March 31, 1999, contains forward-looking statements. Statements that are not historical facts, including statements about management's expectations for fiscal 1999 and beyond, are forward-looking statements. Without limiting the foregoing, the words "believe," "expect," "anticipate," "intends," "forecast," "project" and similar expressions generally identify forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, adequacy of the allowance for credit losses, availability of Contracts meeting the Company's desired risk parameters, capital expenditures, plans for future operations, financing needs, plans or availability, objectives relating to the Automobile Receivables and the related allowance and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99 to the annual report on Form 10-KSB for December 31, 1998. Such factors include, but are not limited to, the Company's dependence upon additional capital to expand operations, its reliance on debt financing, its recent losses and the effect of the discontinuance of the CarMart operations, its reliance on securitizations, its cost of capital and associated interest rate risks, the risks of lending to higher-risk borrowers, the risk of adverse economic changes, the risk associated with delayed repossessions, the potential inadequacy of its loan loss reserves, the risk associated with extensive regulation, supervision and licensing, the possibility of uninsured losses, the risk associated with substantial competition, its dependence on key personnel, insurance risks, "Year 2000" risks, the effect of outstanding options and warrants, the fact that the Company has, to date, not paid cash dividends on its Common Stock, the risk associated with not meeting the NASDAQ maintenance requirements and the risk associated with one controlling shareholder.

SUMMARY
-------
     The Company's revenues and net (loss) primarily are derived from the Company's loan portfolio consisting of Contracts purchased from the Dealer Network, Contracts purchased from third-party originators, Contracts financed from vehicle sales at the Company's Dealerships and Contracts purchased through portfolio acquisitions.

     The average discount on all Contracts originated pursuant to discounted Finance Programs during the three months ended March 31, 1999 and 1998 was approximately 7.6% and 5.9%, respectively. The Company has serviced all of the loans that it owns. On April 15, 1999 the Company, at the mandate of Daiwa, transferred loan servicing to an unrelated third party servicer chosen by Daiwa. The loan portfolio at March 31, 1999 carries a contract annual percentage rate of interest that averages approximately 21%, before discounts, and has an original weighted average term of approximately 51 months. The average amount financed per Contract for the three months ended March 31, 1999 and 1998 was approximately $9,844 and $9,501, respectively.

RESULTS  OF  OPERATION
----------------------

OVERVIEW


     INCOME  STATEMENT  DATA
     -----------------------
          Quarters  ended  March  31,
          ---------------------------



 (dollars in thousands, except share amounts)                     1999         1998
Total revenues                                              $    3,752   $    6,549
Total costs and expenses                                    $    6,974   $    6,587
Net (loss)                                                     ($3,222)        ($38)
Preferred stock dividends                                   $      109   $        0
Net (loss) applicable to common stockholders'                  ($3,331)        ($38)
Net (loss) per common share - basic and assuming dilution       ($1.19)      ($0.02)
Weighted average number of common shares outstanding         2,809,301    1,776,554







                                      INCOME STATEMENT DATA
                        As a % Of Outstanding Loan Portfolio (Annualized)



                                                          Quarters Ended March 31,
                                                         --------------------------
                                                             1999                 1998
                                                  --------------------------  -------------

Average Interest Bearing Loan Portfolio Balance   $              97,598,076   $156,719,828
Interest Income                                                        15.3%          16.7%
Interest Expense                                                        9.2%           7.8%
----------------                                  --------------------------  -------------
                                                                        6.1%           8.9%
Operating Expenses                                                     16.2%           9.0%
Provision for Credit Losses                                             3.1%              -
Other Income                                                              -               -
----------------                                   --------------------------  -------------
                                                                        19.3%           9.0%
Net (loss) before income taxes                                       (13.2%)         (0.1%)
Income tax expense                                                        -              -
Net (loss)                                                           (13.2%)         (0.1%)
Preferred stock dividends                                                .4%             -
Net (loss) available to common stockholders                          (13.6%)         (0.1%)




BALANCE  SHEET  DATA





                             MARCH 31,    MARCH 31,    DECEMBER 31,
                             -----------  -----------  --------------
 (dollars in thousands)            1999         1998            1998
                             -----------  -----------  --------------
Total assets                 $  104,904   $  168,029   $     119,879
Total liabilities            $   99,064   $  153,035   $     110,713
Retained earnings (deficit)    ($30,909)    ($16,527)       ($27,577)
Stockholders' equity         $    5,841   $   14,994   $       9,166




     The Company's revenues decreased 43% from $6.5 million in the first quarter of 1998 to $3.7 million in the comparable 1999 period. Net (loss) applicable to common stockholders' increased from ($38,161) in the first quarter of 1998 to ($3,331,295) in the comparable 1999 period. (Loss) per common share for the first quarter of 1998 was ($0.02), based on 1.8 million weighted average common shares outstanding, compared with ($1.19) per common share, based on 2.8 million weighted average common shares outstanding, for the comparable 1999 period. The increase in net loss was primarily due to (i) decreased interest income which is a result of the natural aging of the portfolio, (ii) loss of Daiwa as a funding source, (iii) the inability of the company to purchase portfolios, (iv) higher expenses related to preparing for the transfer of loan servicing to another servicer, and (v) by an increase in the provision for credit losses booked in the first quarter of 1999.

OPERATIONAL  ANALYSIS
---------------------



SELECTED  OPERATING  DATA
                                          Quarters  ended  March  31,
                                          ---------------------------

(dollars in thousands, except where noted)             1999      1998
                                                     -------  --------
Interest income                                      $3,742   $ 6,549
Other income                                              9        __
Provision for credit losses                          $  750   $    17
Operating expenses                                   $3,966   $ 3,516
Interest expense                                     $2,258   $ 3,054
Operating expenses as a % of outstanding portfolio      4.3%      2.3%
Contracts from Dealer Network                           144       465
Contracts from portfolio purchases                        0    10,037
 Total contracts                                        144    10,502
Average amount financed (dollars)                    $9,844   $ 9,501





REVENUES
--------
     Total revenues for the quarter ended March 31, 1999, decreased $2.7 million when compared to first quarter of 1998 primarily due to a decrease of $2.8 million in interest income. The rate of interest income earned for the quarter ended March 31, 1999 was 15.3% based on an average interest bearing portfolio balance of $97,598,076 as compared to a rate of interest income earned of 16.7% based on an average interest bearing portfolio balance of $156,719,828 for the quarter ended March 31, 1998. The Company's management believes the yields for the first quarter of 1999, should be representative of the interest income to be earned during the remainder of 1999.

      The lower reported interest rate of 15.3% in the first quarter of 1999 and 16.7% in the 1998 first quarter, when compared to the contract annual percentage rate of interest (21.3% at March 31, 1999 and 22.8% at March 31, 1998), results from the Company's use of the excess interest method of accounting. Under this method the Company uses part of its interest income as well as contract discounts and a provision for credit losses to establish its allowance for credit losses on its portfolio.

     During the first quarter of 1999, the Company's net Automobile Receivables decreased from $150.8 million at March 31, 1998 to $98.7 million at March 31, 1999. During the first quarter of 1999, the Company originated 144 loans totaling $1.4 million with an average amount financed of $9,844 as compared to 465 loans originated and 10,037 loans through portfolio purchases totaling $99.8 million with an average amount financed of $9,501 for the first quarter of 1998. The average discount on all Contracts originated by the Company was 7.6% and 5.9% for the quarters ended March 31, 1999 and 1998, respectively.

     The decrease in loan originations during the first quarter of 1999 is primarily attributable to (i) during the first quarter of 1998 the Company purchased a large loan portfolio with no comparable purchases during the first quarter of 1999 and (ii) during the first quarter of 1999 the Company was not able to borrow additional funds under its Warehouse Line of Credit with Daiwa (see Item 2).

      At  March  31,  1999,  only $.2 million of the Company's Auto Receivable
Loan Portfolio was generated from the discontinued CarMart operations as compared to $1.1 million of its portfolio at March 31, 1998.

COSTS  AND  EXPENSES
--------------------
     An additional provision for credit losses was made in the first quarter of 1999 of $750,000. An additional provision of $16,873 was made in the quarter ended March 31, 1998. The provision for credit losses represents estimated current losses based on the Company's risk analysis of historical trends and expected future results. The increase in the provisions for credit losses primarily was due to recording an amount sufficient to maintain the allowance. Net charge-offs as a percentage of Average Net Automobile Receivables increased from 2.9% in the first three months of 1998 to 4.4% in the comparable 1999 period. Although the Company believes that its allowance for credit losses is sufficient for the life of its current portfolio, further provisions for credit losses may be charged to future earnings in an amount sufficient to maintain the allowance. The Company had 1.9% of its loan portfolio over 60 days past due at March 31, 1999 compared with 1.2% at March 31, 1998.

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

     Operating expenses increased $0.5 million, or 16.3%, from $3.5 million in first quarter of 1998 to $4.0 million in the comparable 1999 period. This increase primarily was due to an increase of $362,000 in depreciation and amortization and an increase of $247,000 related to consulting and professional fees. The major components of operating expenses are as follows:



                              QUARTERS ENDED MARCH 31,
                              ------------------------

                                                     INCREASE/
(dollars in thousands)               1999     1998       (DECR.)
                                   -------  -------  -----------
Salaries and benefits              $1,247   $1,507        ($260)
Depreciation and  amortization        976      614          362
Consulting and professional fees    1,039      792          247
Telephone                              85      124          (39)
Travel and entertainment               36       58          (22)
Loan origination fees                 (27)     (78)          51
Rent/Office Supplies/Postage          215      291          (76)
All other                             395      208          187
=================================  =======  =======  ===========
                                   $3,966   $3,516   $      450




     Interest expense decreased $.8 million, or 26%, from $3.1 million in the first quarter of 1998 to $2.3 million in the comparable 1999 period. This decrease primarily was due to a reduction in borrowings in 1999 related to not being able to secure a new funding source and a minimal amount of new loans in the first quarter of 1999. From December 31, 1998 through March 31, 1999, net increases (decreases) in the Company's debt were as follows:





(dollars in thousands)

Notes payable - LaSalle                          ($50)
Warehouse line of credit - Daiwa               11,483
Portfolio purchase credit facility - Daiwa     (6,262)
Promissory  note payable                          800
Senior subordinated debt                            0
Convertible senior subordinated debt             (270)
Automobile receivables-backed notes           (17,214)
===========================================  =========
     TOTAL                                   ($11,513)




     The average annualized interest rate on the Company's debt was 9.0% for the first quarter of 1999 versus 8.0% for the comparable 1998 period. This increase primarily was due to higher interest rates on borrowings in 1999. Interest rates on the Warehouse Line of Credit with Daiwa are 2.5% over LIBOR on 85% of the amount advanced and 12% on the remaining 15% of the amount advanced. Interest rates on Portfolio Purchase Credit Facility with Daiwa were 1.0% over LIBOR increasing to 3.5% over LIBOR on 85% of the amount advanced and 15% on the remaining 15% of the amount advanced effective July 1, 1998.

     The annualized net interest margin percentage, representing the difference between interest income and interest expense divided by average finance receivables, decreased from 12.4% in the first quarter of 1998 to 11.1% in the comparable 1999 period. This decrease was due primarily to a larger interest spread associated with the Company's portfolio acquisitions partially offset by the amortization of excess interest receivable as described in Note 2 of the Notes to Consolidated Financial Statements.

NET  (LOSS)
-----------
     Net loss increased $3.3 million from $(38,000) in the first quarter of 1998 to $(3.3) million in the comparable 1999 period. This decrease in loss was primarily due to the following changes on the Consolidated Statements of
Operations:




                    (INCREASE)DECREASE
                      TO NET (LOSS)
                    ------------------

(in thousands of dollars)
Interest  and other income     ($2,797)
Provision for credit losses       (733)
Operating expenses                (450)
Interest expense                   796
Preferred stock dividends         (109)
=============================  ========
 Net (increase) to net (loss)  ($3,293)









LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

GENERAL
     The Company's cash flows for the quarters ended March 31, 1999 and 1998 are summarized as follows:

CASH  FLOW  DATA
                                                 QUARTERS ENDED MARCH 31,
                                                  -----------------------
(dollars in thousands)                                  1999       1998
                                                      ---------  ---------
Cash flows provided by (used in):
Operating activities                                  $  1,384   $  8,123
Investing activities                                    11,738    (77,551)
Financing activities                                   (13,213)    70,737
Net increase(decrease) in cash and cash equivalents   $    (91)  $  1,309





     The Company's business has been and will continue to be cash intensive. The Company's principle need for capital is to fund cash payments made to Dealers and to third-party originators in connection with purchases of installment contracts and the purchase of existing loan portfolios. In the past, these purchases have been financed through the Company's capital, warehouse lines of credit, securitizations and cash flows from operations. In 1998 the Company did not complete any securitizations due primarily to adverse market conditions during the fourth quarter of 1998. Furthermore, the Company does not anticipate any securitizations in 1999.

     In order for the Company to continue the purchase of installment contracts it will be necessary to obtain a line of credit or alternative financing. The Company does not presently have and may not be able to obtain a line of credit or other such financing. The failure to obtain financing will have a material adverse effect on the Company's business, financial condition, results of operations and ability to pay operating expenses. In February of 1999 the Company was advised by Pacific, who is the Company's major shareholder, Senior Lender, and major source of working capital, that it no longer intends to continue to contribute capital or loan funds to meet the Company's working capital requirements. Notwithstanding the foregoing, Pacific has continued to provide certain secured loans to the Company. However, no assurance can or is given that such financing will continue in the future At the present time the company does not generate sufficient cash flows to pay for its operations.

     The Company on November 1, 1996, obtained a $3 million term loan from Pacific USA Holdings Corp., which was converted to 300,000 shares of Class A Common Stock as of April 25, 1997, as described in Note 6 to the Company's Consolidated Financial Statements.

     The Agreements underlying the terms of the Company's Automobile Receivable - Backed Securitization Program ("Securitization Program"), the Portfolio Purchase Line of Credit, and the Warehouse Line of Credit with Daiwa Finance Corp., described below, contain certain covenants which, if not complied with, could materially restrict the Company's liquidity. Under the terms of the Portfolio Purchase Line of Credit and the Warehouse Line of Credit approximately 80% and 90%, respectively, of the face amount of Contracts, in the aggregate, was originally advanced to the Company for purchasing qualifying Contracts. The balance must be financed through capital. In the first quarter of 1999 the Company received verbal notice from Daiwa that the Company is in violation of certain non-portfolio performance related covenants.

     During 1993, the Company completed the Note Offering described in Note 6 of the Notes to Consolidated Financial Statements. In the Note Offering, the Company sold 7% Convertible Subordinated Notes in the aggregate principal amount of $2,000,000. The purchasers of the Notes exercised an option to purchase an additional $1,000,000 aggregate principal amount on September 15, 1993. The principal amount of the Notes, plus accrued interest thereon, was due March 1, 1998. On March 1, 1998, the Company repaid $692,500 of principal amount of the Notes. The maturity date of the remaining principal amount of the Notes of $692,500 was extended to April 15, 1998, without penalty, at which time the Company repaid the remaining principal amount. The Notes were convertible into Class A Common Stock of the Company prior to maturity at a conversion price of $3.42 per share, subject to adjustment for dilution. Certain of these Notes with an aggregate principal amount of $1,615,000 were converted in 1994 and 1995, resulting in the issuance of 94,444 shares of Class A Common Stock.

     On November 1, 1994, the Company sold in a private placement unsecured Senior Subordinated Notes ("Rothschild Notes") in the principal amount of $5,000,000 to Rothschild North America, Inc. Interest is due and payable the first day of each quarter commencing on January 1, 1995. Principal payments in the amount of $416,667 are due and payable the first day of January, April, July and October of each year, commencing January 1, 1997. The unpaid principal amount of the Notes, plus accrued and unpaid interest, is due October 1, 1999. In June of 1998 the Company and Rothschilds amended the Note Purchase Agreement to require principal payments of $450,000 on the last day of each March, June, September and December. In March 1999, the Company failed to make the scheduled payment and as a result is in default of certain payment covenants pertaining to the Rothschild Notes. The Company believes Rothschild lenders have certain enforcement rights under their agreement. These rights, in the opinion of the Company, are subject to specific subordination and "stand-still" provisions as long as the Company has senior debt outstanding. As of March 31, 1999 the Company had approximately $3,800,000 of senior debt outstanding.

     In June 1997, MF Receivables Corp. II ("MF II"), a wholly owned special purpose subsidiary of the Company, sold, in a private placement, $42,646,534 of Class A automobile receivables-backed notes ("Series 1997-1A Notes" or "Term Note") to an outside investor and $2,569,068 of Class B automobile receivables-backed notes ("Class B Notes") to Monaco Funding Corp., a wholly-owned special purpose subsidiary of the Company. The Series 1997-1A Notes accrue interest at a fixed rate of 6.71% per annum and were expected to be fully amortized by December 2002. An Indenture and Servicing Agreement required that the Company and MF II maintain certain financial ratios, as well as other representations, warranties and covenants. On or about January 16, 1999 the Company redeemed the outstanding Class A Certificates of MFII for a total redemption price of approximately $16.7 million. The transaction was financed through the existing Warehouse Credit Facility with Daiwa Finance Corporation and MFIII. Following the redemption, the Company, MFII, and MFIII, entered into an arrangement whereby the assets of MFII, consisting of $18.7 million of Automobile Backed Consumer Contracts were transferred to MFIII.

     In connection with the purchase of the Class B Notes, Monaco Funding Corp. borrowed $2,525,000 from a financial institution ("Promissory Note"). The Promissory Note accrued interest at a fixed rate of 16% per annum and was collateralized by the proceeds from the Class B Notes. The Class B Notes were expected to be fully amortized by December 2002. Monaco Funding Corp. was required  to  maintain  certain  covenants  and  warranties  under  the Pledge
Agreement.    The  Promissory  Note  was  paid  in  full  in  March  1998.

     The assets of MF I, MF II and Monaco Funding Corp. were not available to pay general creditors of the Company. All cash collections in excess of disbursements to the Series 1997-1A and Promissory Note noteholders and other general disbursements were paid to MF I and MF II on a monthly basis.

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

     A provision had been made for the issuance of up to an additional $5 million in principal amount of the 12% Notes ("Additional 12% Notes") on or before September 10, 1998, between the Company and Black Diamond Advisors, Inc. ("Black Diamond"), one of the initial purchasers, with an initial conversion price of $3.00 per share.

     On June 12, 1998, the Company and the related noteowners agreed to amend the Indenture to cancel the conversion feature of the 12% Notes and to require principal payments of $135,000 per month commencing in June 1998. The maturity date of the 12% Notes was also amended to the earlier of the maturity date of the Rothschild Notes or October 1, 1999. The outstanding balance of the 12% Notes as of March 31, 1999 was $3,785,000. In March, April and May 1999, the Company failed to make the scheduled payments and has received verbal notification from Black Diamond that the Company is in default of certain payment covenants pertaining to the 12% Notes. The Company believes the 12% Note lenders have certain enforcement rights under their agreements. These rights, in the opinion of the Company, are subject to specific subordination and "stand-still" provisions as long as the Company has senior debt outstanding. As of March 31, 1999 the Company had approximately $3,800,000 of senior debt, including accrued interest, outstanding.

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

     On or about March 23, 1998, the Company entered into a senior debt financing facility with LaSalle that was paid in full in January 1999.

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

     In  December  1997,  MF  Receivables Corp. III ("MF III"), a wholly owned special purpose subsidiary of the Company, entered into a $75 million Warehouse Credit Facility with Daiwa Finance Corporation ("Daiwa"). All advances received under the line of credit are secured by eligible loan Contracts and all proceeds received from those Contracts. The scheduled maturity date in respect to any advance under the line of credit is the earlier of 364 days following the date of the advance or December 3, 1999. Under the MFIII Credit Agreement, 85% of the amount advanced to the Company accrues interest at a rate equal to LIBOR plus 2.5% per annum. The remaining 15% of the amount advanced accrues interest at a rate of 12% per annum. The Company is obligated to pay Daiwa an unused facility fee equal to .375% of the average daily unused portion of the credit agreement. The MFIII Credit Agreement requires the Company to maintain certain standard ratios and covenants. At March 31, 1999, the Company had borrowed $55.064 million against this line of credit. The assets of MF III are not available to pay general creditors of the Company.

     In  January  1998,  MF  Receivables  Corp.  IV  ("MF IV"), a wholly owned special purpose subsidiary of the Company, entered into a $73,926,565 Portfolio Purchase Credit Facility (the "Credit Facility") with Daiwa. The proceeds from the Credit Facility were used to acquire an $81.1 million portfolio from Pacific USA Holdings Corp. and certain of its subsidiaries (Note 5). All advances received under the Credit Facility are secured by eligible purchased loan Contracts and all proceeds received from those Contracts. The scheduled maturity date with respect to the advances under the Credit Facility is the earlier of January 6, 1999 or the disposition date of the eligible purchased loan Contract. The Company believes this maturity date was verbally extended by Daiwa. Under the Credit Facility, prior to July 1, 1998, 85% of the amount advanced to the Company accrued interest at a rate equal to LIBOR plus 1.0% per annum. Effective July 1, 1998, the interest rate on this advance changed to LIBOR plus 3.5% per annum. The remaining 15% of the amount advanced accrued interest at a rate of LIBOR plus 1.0% per annum prior to July 1, 1998. Effective July 1, 1998, the interest rate on this advance changed to 15% per annum. The Credit Facility Agreement requires the Company to maintain certain standard ratios and covenants. At March 31, 1999, the Credit Facility had an outstanding balance of $33.035 million. The assets of MF IV are not available to pay general creditors of the Company.

     In February and March of 1999 the Company, MFIII, and MFIV received verbal notification from Daiwa that there existed certain violations of non-portfolio performance related covenants in the credit agreement and that as a result (i) no additional funds would be advanced to MFIII under the Warehouse Line of Credit; (ii) Daiwa has mandated that the Company cooperate in transferring the servicing of the auto loans to a successor servicer to be appointed by Daiwa; and (iii) except for servicing related fees and expenses, Daiwa is collecting all cash flows in excess of Daiwa's regularly scheduled principal and interest payments under the Credit Facilities. In connection with the foregoing (i) MFIII and MFIV will be entering into a servicing agreement with a successor servicer (an unrelated third party) selected by Daiwa; and (ii) the Company completed the servicing transfer on April 15, 1999. As a result of the servicing transfer mandated by Daiwa, it is possible there will be degradation in the performance level of the loan portfolios.

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

     On September 8, 1998 the Company and Pacific Southwest Bank entered into a Promissory Note agreement whereby Pacific Southwest lent the Company $950,000. The Promissory Note accrues interest at the prime rate plus 1% per annum. All outstanding principal, plus accrued and unpaid interest, was due six months from the date of the Promissory Note.

     In March 1999 the Company failed to make the principal payments to Pacific Southwest Bank under a secured loan agreement. The interest accrued through March 31, 1999 was paid on April 2, 1999. As of May 8, 1999 no action has been taken by Pacific Southwest Bank to enforce their rights or otherwise accelerate payment of the debt. No assurance is, nor can be given that Pacific Southwest Bank will not exercise any or all of their rights under the secured loan agreement in the future.

     On September 30, 1998 the Company and Pacific USA entered in to a Promissory Note agreement whereby Pacific USA advanced the Company $1,000,000. The Note was modified on October 31, 1998 to increase the principal balance by $400,000. Effective December 31, 1998 the Note was modified when Pacific USA converted $300,000 of the Note balance into 150,000 shares of the Company's
Series  1999-1  8%  Cumulative  Subordinated  Preferred  Stock.    A  third
modification, also effective December 31, 1998, increased the principal balance by $800,000, and a fourth modification effective January 8, 1999 increased the principal balance by $400,000.00. All the aforementioned outstanding principal, plus accrued and unpaid interest, was due six months from the date of the Promissory Note. A fifth modification effective February 10, 1999 increased the principal balance by $400,000.00 and had a maturity date of April 30, 1999. The sixth modification effective April 12, 1999, increased the principal balance by $210,000.00, and it extended the maturity date to September 30, 1999 on all advances. The Promissory Note accrues interest at the prime rate plus 1% per annum.

     In March 1996, the Company announced that its Board of Directors had authorized the purchase of up to 100,000 shares of Class A Common Stock, representing approximately 10% of its Class A Common Stock outstanding. Subject to applicable securities laws, repurchases may be made at such times, and in such amounts, as the Company's management deems appropriate. As of March 31, 1999, the Company had repurchased 26,900 shares of Class A Common Stock.

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

     The Company's cash needs have been funded through a combination of earnings and cash flow from operations, its existing Warehouse Line of Credit and securitizations, as well as capital and secured loans provided by its major shareholder and Senior Lender, Pacific USA Holdings Corp. In February 1999 the Company was advised by Pacific that it could no longer be relied upon to provide capital or loans to fund the Company's working capital needs. Although Pacific has continued to provide certain additional secured loans to the Company, no assurance can be given that such funding will continue. Also, in February and March 1999 the Company received verbal notification from Daiwa that (i) MFIII and MFIV are in violation of certain covenants unrelated to performance of the portfolio under the Warehouse Line of Credit and the Portfolio Purchase Credit Facility (collectively the "Credit Facilities"); and
(ii)  that  a  servicer  event  of  default  has  occurred.

     In connection with the foregoing, Daiwa mandated a transfer of servicing to a successor servicer appointed by Daiwa. As a result, the Company is not receiving nor can it expect to receive monthly distributions of excess funds from the Credit Facilities, through dividends from MFIII and MFIV, unless and until Daiwa is paid in full. At this time the Company is unable to determine whether or not it will receive any future cash flows or other residual interests from the loan portfolios collateralizing the Credit Facilities. As a result of the servicing transfer mandated by Daiwa, it is possible there will be degradation in the performance level of the loan portfolios.

     For the first time since the Company's inception, the Company's independent auditors have added an explanatory paragraph to the independent auditor's report for the year ended December 31, 1998 regarding certain substantial matters which, in their opinion, raise substantial doubt about the Company's ability to continue as a going concern.

OTHER
-----

ACCOUNTING  PRONOUNCEMENTS
     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other
Postretirement Benefits" ("Statement 132"), which revises employers' disclosures about pension and other postretirement benefit plans. Statement 132 does not change the measurement or recognition of those plans, but requires additional information on changes in benefit obligations and fair values of plan assets and eliminated certain disclosures previously required by SFAS Nos. 87, 88 and 106. Statement 132 is effective for financial statements with fiscal years beginning after December 15, 1997.

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

EMPLOYEES  AND  FACILITIES
--------------------------
     At May 14, 1999, the Company employed 28 persons on a full time basis. On April 15, 1999 the Company, at the mandate of Daiwa, transferred the loan servicing to an unrelated third party servicer acceptable to Daiwa. As a result, approximately 50 employees were eliminated from the Company's operations on April 15, 1999.

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

INFLATION
     Inflation was not a material factor in either the sales or the operating expenses of the Company from inception to March 31, 1999.

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

FUTURE  EXPANSION  AND  STRATEGY
--------------------------------
     Given the recent changes in the Company's financing sources, the Company will be seeking to obtain new financing sources. In the event the Company obtains new financing sources it will attempt to implement a business strategy based upon joint ventures with third parties. This strategy will include purchasing Contracts having (i) higher discounts to face (ii) shorter terms and (iii) lower amounts financed. No assurance can be nor is given that new and adequate sources of financing will be obtained. Furthermore, no assurance can be nor is given that the business strategy will be implemented, and if implemented will be successful.

     During 1998, the Company acquired contracts from approximately 358 dealers in 48 states, the majority of which were purchased in four states. In order to reduce operating expenses, and related to the loss of funding, in the first quarter of 1999 the Company reduced its marketing representatives from 2 to 0.

     PORTFOLIO ACQUISITIONS: In January 1998, the Company completed the acquisition of $81 million in auto loans from affiliates of Pacific USA and in February 1998 the Company acquired approximately $14 million of auto loans from an independent third party. Further portfolio acquisitions are not anticipated at this time.

     FUNDING AND FINANCING STRATEGIES: From inception through 1991, the Company financed the acquisition of Contracts through loans from its principal stockholders and banks. In October 1991, the Company expanded its financing sources by completing its first asset-backed automobile receivables securitization. In 1992, the Company entered into a secured revolving line of credit with Citicorp Leasing Inc. ("Citicorp") to finance Contracts. In 1994, the Company securitized $34.1 million of its Contracts and in 1995 it obtained a $150 million revolving secured warehouse line and securitized $43.1 million in Contracts. In 1997, the Company securitized $51.4 million of its Contracts and entered into a $75 million Warehouse Line of Credit. In 1998 the Company entered into a $73.9 Portfolio Purchase Credit Facility. In addition, the Company received capital of $5,300,000 as well as secured loans of $1,900,000 from Pacific USA Holdings Corp. The Company also received a secured loan from Pacific Southwest Bank for $.95 million. Since 1993, the Company has used revolving lines of credit, private placement borrowings, common stock, warrant exercises, and its Automobile Receivable-Backed Securitization Program and the corresponding Revolving Notes and Warehouse Notes as its primary sources of capital. In the first quarter of 1999 significant events have occurred which have negatively and materially impacted the Company's financing sources (see the discussion in "Liquidity and Capital Resources").

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

     COLLECTIONS MANAGEMENT: Management believes that collections and recovery are vital to the successful operation of the Company. The Company has invested substantial amounts of time, money and resources in developing an efficient collections department. The results of the Company's efforts are evidenced by its percentage of delinquent contracts, which at March 31, 1999, was 7.63% over 30 days past due. This percentage consisted of 5.67% 30 to 59 days past due, 1.38% 60 to 89 days past due and 0.58% over 90 days past due. Due to recent events the Company will utilize a third party servicer to service the Contracts (see discussion in Liquidity and Capital Resources).

     CONTROLLING INTEREST: As a result of the Asset Purchase Agreement dated January 8, 1998, Pacific USA Holdings Corp. ("Pacific USA") increased its voting power in the Company to 65.3%. Pacific USA is the beneficial owner of 59.0% of the Company's outstanding voting stock. Pacific USA is a diverse U.S. holding company whose businesses include technology, real estate, and consumer finance.

                     MONACO FINANCE, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                         QUARTER ENDED MARCH 31, 1999

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM  1.  LEGAL  PROCEEDINGS
     Although not subject to any material litigation at this time, the Company and its Subsidiaries at times are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company. It is the Company's and its Subsidiaries' policy to vigorously defend litigation, however, the Company and its Subsidiaries have, and may in the future, enter into settlements of claims where management deems appropriate.

ITEM  2.  CHANGES  IN  SECURITIES
     (b.) Certain of the Company's loan agreements, including loan agreements entered into in the first quarter of 1996, contain covenants that restrict the payment of cash dividends.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     None.


ITEM  5.  OTHER  INFORMATION
     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
     (A)  EXHIBITS:
     11  -          Computation  of  Net  Earnings  per  Common  Share. Page .
     27  -          Financial  Data  Schedule.  Page  .

     (B)  REPORTS  ON  FORM  8  -  K:
     A Form 8-K dated January 16, 1999 was filed announcing the conversion by Pacific USA Holdings Corp. ("Pacific") of certain unsecured and secured debt into Preferred Stock of the company; the payment of $200,000 by Pacific to the company in connection with a Software License and Development Agreement and; the redemption by MF II of the outstanding Class A Certificates previously issued in connection with the June 26, 1997 Master Financing Securitization.

     A Form 8-K dated February 11, 1999 was filed announcing the resignation of John Sloan as a Director of the company as well as the resignation of Joseph Cutrona as Chief Executive Officer; the election of James T. Moran as Chief Executive Officer and as a Director of the Company; the advice by Pacific that it no longer intended to continue funding the Company's monthly capital requirements and; the appointment of a special committee to review strategic alternatives on behalf of the Company.

     A Form 8-K dated February 20, 1999 was filed announcing the resignation of James T. Moran as a Director and Chief Executive Officer of the Company.



                                          EXHIBIT 11
                             MONACO FINANCE, INC. AND SUBSIDIARIES
                             -------------------------------------
                        Computation of Earnings (Loss) Per Common Share

     THREE  MONTHS  ENDED  MARCH  31,
     --------------------------------


                                                                          1999         1998
                                                                      ------------  ----------

EARNINGS (LOSS) PER COMMON SHARE - BASIC AND ASSUMING DILUTION
 NET EARNINGS (LOSS)
--------------------------------------------------------------------
 Net (loss)                                                           ($3,331,295)   ($38,161)
--------------------------------------------------------------------  ------------  ----------
 AVERAGE COMMON SHARES OUTSTANDING
--------------------------------------------------------------------
Weighted average common shares outstanding - basic                      2,809,301   1,776,554
Shares issuable from assumed exercise of stock options (a)                     (b)         (b)
Shares issuable from assumed exercise of stock warrants (a)                    (b)         (b)
Shares issuable from assumed conversion of 7% subordinated debt                (b)         (b)
Shares issuable from assumed conversion of senior subordinated note            (b)         (b)
--------------------------------------------------------------------  ------------  ----------
Weighted average common shares outstanding - assuming dilution          2,809,301   1,776,554
--------------------------------------------------------------------  ------------  ----------
 EARNINGS (LOSS) PER COMMON SHARE - BASIC AND ASSUMING DILUTION
--------------------------------------------------------------------
 (Loss) per common share - basic and assuming dilution                     ($1.19)     ($0.02)

     Notes:
     ------
(a)          Dilutive  potential common shares are calculated using the treasury stock method.
(b)          The  computation of earnings per common share assuming dilution excludes dilutive potential  common  shares  that  have  an  anti-dilutive  effect  on  earnings  per  share.

                                  EXHIBIT 27


                             MONACO FINANCE, INC., AND SUBSIDIARIES
                                     Financial Data Schedule
                             For the 3 Months Ending March 31, 1999



ITEM                                                             3 -MOS          YEAR-TO-DATE
----------------------------------------------------------  -----------------  -----------------

Fiscal year end                                             Fri, Dec 31, 1999  Fri, Dec 31, 1999
Period end                                                  Wed, Mar 31, 1999  Wed, Mar 31, 1999
Period type                                                           3 month            3 month
Cash and cash items                                                   7257537            7257537
Marketable securities                                                       0                  0
Notes and other receivables                                          98704725           98704725
Allowance for doubtful accounts                                      -6988281           -6988281
Inventory                                                                   0                  0
Total current assets                                                102237821          102237821
Property, plant and equipment                                         4767705            4767705
Accumulated depreciation                                              3028242            3028242
Total assets                                                        104904169          104904169
Total current liabilities                                             2529122            2529122
Bonds, mortgages and similar debt                                    96534451           96534451
Preferred stock-mandatory redemption                                        0                  0
Preferred stock no-mandatory redemption                               5531924            5531924
Common stock                                                           140465             140465
Other stockholders' equity                                             168207             168207
Total liabilities and stockholders' equity                          104904169          104904169
Net sales of tangible products                                              0                  0
Total revenues                                                        3751987            3751987
Cost of tangible goods sold                                                 0                  0
Total costs and expenses applicable to sales and revenues             3965990            3965990
Other costs and expenses                                                    0                  0
Provision for doubtful accounts and notes                              750000             750000
Interest and amortization of debt discount                            2258169            2258169
Income before taxes and other items                                  -3222172           -3222172
Dividend expense                                                       109123             109123
Income tax expense                                                          0                  0
Income/(loss) continuing operations                                  -3331295           -3331295
Discontinued operations                                                     0                  0
Extraordinary items                                                         0                  0
Cumulative effect-changes in accounting principals                          0                  0
Net income (loss)                                                    -3331295           -3331295
Earnings per common share-basic                                         -1.19              -1.19
Earnings per common share-assuming dilution                             -1.19              -1.19


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          MONACO  FINANCE,  INC.
          (Registrant)


     Date:  May  15,  1999
          By:          /s/  Morris  Ginsburg
                       ---------------------
                       Morris  Ginsburg,  President,
                       Chief  Executive  Officer,  Principal
                       Financial  and  Accounting  Officer
                       and  Director