Form 10QSB
period 1999-06-30
MONACO FINANCE INC
filed 1999-08-23
CIK 865830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended           June 30, 1999
                                    -------------------------------------

                                 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                           to
                                     --------------------------  --------

      Commission file number 0-18819

                              MONACO FINANCE, INC.
     ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          COLORADO                                     84-1088131
----------------------------               -------------------------------
      (State or other                               (I.R.S. Employer
      jurisdiction of                              Identification No.)
      incorporation or
       organization)


  370 SEVENTEENTH STREET, SUITE 5060
           DENVER, COLORADO                         80202
---------------------------------------------------------------------
   (Address of principal executive              (Zip Code)
               offices)

                           (303) 592-9411
---------------------------------------------------------------------
          (Issuer's telephone number, including area code)

                           Not applicable
---------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X      No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                 Shares Outstanding as of August
                                                 9, 1999
---------------------------------------------------------------------
  Class A Common Stock, $0.01 par value         2,554,558

  Class B Common Stock, $0.01 par value          254,743

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. We intend the disclosure in this section and throughout the Quarterly Report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that the expectations expressed in these forward-looking statements are reasonable, our expectations may not turn out to be correct. Actual results could be materially different from our expectations as a result of the following risks:

o We may not be able to generate or obtain sufficient capital to maintain operations;

o We are heavily dependent upon debt financing, and interests rates and the costs of capital are beyond our control;

o We lend to high-risk borrowers and may incur delays in repossessing collateral;

o    We may fail to compete with existing and new competitors;

o If outstanding options and warrants are exercised, you may experience substantial dilution in the value of your stock;

o Because one stockholder owns a controlling interest, you may not realize a premium associated with corporate control;

o Our common stock is no longer listed on NASDAQ and thus, you may experience delays and other problems in attempting to sell your common stock;

o We may fail to identify and correct a significant year 2000 compliance problem and experience a major system failure.

    This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business that have been set forth previously in Exhibit 99 to our Annual Report on Form 10-KSB for the year ended December 31, 1998 and that will be provided and in future SEC filings and our press releases.

                         Part 1 - Financial Information


Item 1.  FINANCIAL STATEMENTS


                      MONACO FINANCE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS



               Description                    Page No.
Consolidated Statements of Operations for         4
  the three and six month periods ended
  June 30, 1999 and 1998 (unaudited)
-------------------------------------------
Consolidated Balance Sheets as of                 5
  June 30, 1999 (unaudited) and
  December 31, 1998
-------------------------------------------
Consolidated Statement of Stockholders'           6
  Equity for the six months ended June
  30, 1999 (unaudited)
-------------------------------------------
Consolidated Statement of Cash Flows for          7
  the three and six month periods ended
  June 30, 1999 and 1998 (unaudited)
-------------------------------------------
Notes to Consolidated Financial                   8
Statements (unaudited)

                      MONACO FINANCE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
        For the Three and Six Month Periods Ended June 30, 1999 and 1998
                                   (Unaudited)



                                                        Periods Ended June 30
                                   --------------------------------------------------------------
                                           Three Months                        Six Months
                                   ----------------------------      ----------------------------
                                      1999              1998            1999              1998
                                   -----------      -----------      -----------      -----------
                                            (amounts in 000s except share information)
Revenues
  Interest ...................     $     3,327      $     5,178      $     7,069      $    11,727
  Other ......................             149                9              159                9
                                   -----------      -----------      -----------      -----------
   Total Revenue .............           3,476            5,187            7,228           11,736
                                   -----------      -----------      -----------      -----------

Costs and Expenses
  Interest ...................           1,953            2,694            4,211            5,748
  Operations .................           3,342            3,780            7,308            7,296
  Provision for credit losses            1,250                9            2,000               26
                                   -----------      -----------      -----------      -----------
   Total Costs and Expenses ..           6,545            6,483           13,519           13,070
                                   -----------      -----------      -----------      -----------

Loss Before Income Tax Benefit          (3,069)          (1,296)          (6,291)          (1,334)

Income tax benefit ( Note 7) .            --               --               --               --
                                   -----------      -----------      -----------      -----------

Net Loss .....................          (3,069)          (1,296)          (6,291)          (1,334)

Earnings Applicable to
 Preferred Shareholders.......             109             --                221             --
                                   -----------      -----------      -----------      -----------

Net Loss Applicable to Common
 Shareholders ................     $    (3,178)     $    (1,296)     $    (6,512)     $    (1,334)
                                   ===========      ===========      ===========      ===========

Loss per Common Share - Basic
 and Dilutive ................     $     (1.13)     $      (.70)     $     (2.32)     $      (.73)
                                   ===========      ===========      ===========      ===========

Weighted Average Number of
 Common Shares Outstanding ...       2,809,301        1,861,669        2,809,301        1,819,112
                                   ===========      ===========      ===========      ===========



                 See Notes to Consolidated Financial Statements.

                      Monaco Finance, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 1999 And December 31, 1998


                                                      June 30,      December 31,
                                                        1999           1998
                                                      ---------      ---------
                                                      (Unaudited)
                                                         (amounts in 000s)
                            ASSETS
Cash and cash equivalents .......................     $     104      $     516
Restricted cash .................................         5,118          5,502
Automobile receivables, net (Notes 3 and 8) .....        78,889        107,201
Other receivables ...............................            28             67
Repossessed vehicles held for sale (Note 8) .....         2,499          3,048
Furniture and equipment, net ....................         1,267          2,173
Other assets ....................................           852          1,372
                                                      ---------      ---------
    Total Assets ................................     $  88,757      $ 119,879
                                                      =========      =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable ................................     $     886      $   1,234
Accrued expenses and other liabilities ..........         1,980          1,431
Automobile receivables related debt
 (Notes 5 and 8) ................................        74,479        100,093
Other debt (Notes 5 and 8) ......................         8,745          7,955
                                                      ---------      ---------
    Total Liabilities ...........................        86,090        110,713
                                                      ---------      ---------

Commitments and Contingencies (Note 4)

Stockholders' Equity (Note 6)
Series 1998-1 preferred stock, liquidation
 preference .....................................         4,695          4,695
Series 1999-1 preferred stock, liquidation
 preference .....................................           837            837
Class A common stock, $.01 par value ............            25             25
Class B common stock, $.01 par value ............             3              3
Additional paid-in capital ......................        31,196         31,183
Accumulated deficit .............................       (34,089)       (27,577)
                                                      ---------      ---------
    Total Stockholders' Equity ..................         2,667          9,166
                                                      ---------      ---------
    Total Liabilities and Stockholders'
     Equity .....................................     $  88,757      $ 119,879
                                                      =========      =========



                 See Notes to Consolidated Financial Statements.

                              MONACO FINANCE, INC. AND SUBSIDIARIES
                          Consolidated Statement of Stockholders' Equity
                              For the Six Months Ended June 30, 1999
                                           (Unaudited)





                                                Preferred Stock                              Common Stock
                               ---------------------------------------------------     -----------------------
                                    Series 1998-1               Series 1999-1                   Class A
                               -----------------------     -----------------------     -----------------------
                                Shares         Amount       Shares        Amount        Shares         Amount
                               ---------     ---------     ---------     ---------     ---------     ---------

Balance, December 31, 1998     2,347,587     $   4,695       418,375     $     837     2,554,558     $      25

Imputed value on issuance
 of warrants .............             0             0             0             0             0             0
Net loss .................             0             0             0             0             0             0
Accrual of preferred
 stock dividends .........             0             0             0             0             0             0
                               ---------     ---------     ---------     ---------     ---------     ---------

Balance, June 30, 1999 ...     2,347,587     $   4,695       418,375     $     837     2,554,558     $      25
                               =========     =========     =========     =========     =========     =========


TABLE CONTINUED BELOW



                                     Common Stock
                                       Class B            Additional
                               -----------------------      Paid-in       Retained
                                Shares        Amount         Capital      Earnings       Total
                               ---------     ---------     ---------     ---------     ---------

Balance, December 31, 1998       254,743     $       3     $  31,183     $ (27,577)     $   9,166

Imputed value on issuance
 of warrants .............             0             0            13             0              0
Net loss .................             0             0             0        (6,291)        (6,291)
Accrual of preferred
 stock dividends .........             0             0             0          (221)          (221)
                               ---------     ---------     ---------     ---------      ---------

Balance, June 30, 1999 ...       254,743     $       3     $  31,196     $ (34,089)     $   2,667
                               =========     =========     =========     =========      =========


                 See Notes to Consolidated Financial Statements.

                      MONACO FINANCE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the Six Months Periods Ended June 30, 1999 and 1998
                                   (Unaudited)

                                            Six Months Ended
                                                 June 30
                                             1999      1998

                                            (amounts in 000s)


Cash flows from operating activities:
Net loss .................................     $ (6,291)     $ (1,334)
Adjustments to reconcile net to net cash
  provided by operating activities:
  Depreciation ...........................          670           552
  Provision for credit losses ............        2,000            26
  Amortization of excess interest ........        2,349         4,022
  Amortization of other assets ...........          344           641
  Amortization attributable to issuance
   of warrants ...........................           13            42
  Deferred tax asset .....................           --            38
  Loss on sale of fixed assets ...........          122            --
  Other ..................................          (42)          (17)
                                                -------       -------
                                                   (835)        3,970
  Changes in assets and liabilities:
   Other receivables .....................        2,265         5,763
   Prepaid expenses ......................          189            55
   Accounts payable ......................         (348)          658
   Accrued expenses and other liabilities           357           (49)
                                                -------       -------
      Net cash provided by operating
       activities ........................        1,628        10,397
                                                -------       -------

Cash flows from investing activities:
Retail installment sales contracts .......       (1,311)      (94,175)
purchased
Proceeds from principal payments on ......       23,596        30,839
contracts
Purchases of furniture and equipment .....         --          (1,041)
Proceeds from sale of furniture and
 equipment ...............................          114          --
Other ....................................            1             2
                                                -------       -------
       Net cash provided by (used in)
        investing activities .............       22,400       (64,375)
                                                -------       -------

Cash flows from financing activities:
Net borrowings under lines of credit .....       (8,400)       64,170
Net decrease (increase) in restricted cash          384           613
Repayments on asset-backed notes .........      (17,214)       (8,142)
Repayments on senior subordinated
 debentures ..............................         (270)       (2,953)
Proceeds from issuance of promissory notes        1,110         2,500
Repayments on promissory notes ...........          (50)       (1,135)
Proceeds from exercise of stock options ..         --              21
Increase in debt issuance and conversion
 costs ...................................         --            (517)
                                                -------       -------
       Net provided by (used) in financing
        activities .......................      (24,440)       54,557
                                                -------       -------

Net increase (decrease) in cash and cash
 equivalents .............................         (412)          579

Cash and cash equivalents, January 1 .....          516           757
                                                -------       -------

Cash and cash equivalents, June 30 .......      $   104      $  1,336
                                                =======      ========


                 See Notes to Consolidated Financial Statements.

                      Monaco Finance, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - ORGANIZATION AND Summary of Significant Accounting Policies

Business
     Monaco Finance, Inc. (the "Company") is a specialty consumer finance company which has engaged in the business of underwriting, acquiring, servicing and securitizing automobile retail installment contracts ("Contract(s)"). The Company has provided special finance programs to assist purchasers of vehicles who do not qualify for traditional sources of bank financing due to their adverse credit history, or for other reasons which may indicate credit or economic risk (i.e., sub-prime customers). The Company has acquired Contracts in connection with the sale of used, and to a limited extent, new vehicles, to customers, from automobile dealers (the "Dealer(s)" )located in forty-eight states, the majority of which are acquired from four states. The Company has also purchased portfolios of sub-prime loans from third parties other than dealers.

     Pacific USA Holdings Corp. ("Pacific USA") and related entities hold a controlling interest in the Company at June 30, 1999 (see Note 6).

Interim Unaudited Financial Statements
     The Company's independent auditors have not audited the accompanying financial statements related to June 30, 1999 and 1998 and the periods then ended. However, in the opinion of management, such financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the three month and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that will be or were achieved for the entirety of their respective calendar years.

     The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the Registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Reclassifications
     Certain prior year balances have been reclassified in order to conform to the current year presentation.

Use of Estimates
     The preparation of financial statements in conformity with general accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that such estimates have been based on reasonable assumptions and that such estimates are adequate. However, actual results could differ from those estimates.

     In connection with the purchase of Contracts, the Company has estimated the number and dollar amount of loans expected to result in defaults and has estimated the amount of net loss that will be incurred under each default. The Company has provided allowances for these losses based on the historical performance of the Contracts which are tracked by the Company on a static pool basis. The actual losses incurred could differ materially from the amounts that the Company has estimated in preparing the historical consolidated financial statements. Furthermore, the recent transfer of the portfolio to another servicer may adversely impact the performance of the portfolio.

Loan Origination and Acquisition Activities
     The Company accounts for its loan origination and acquisition activities using the static pooling method. At the time Contracts are originated or purchased, the Company estimates future losses of related principal using the Company's risk model which takes into account historical data from similar contracts originated or purchased by the Company since its inception in 1988. An amount equal to such estimated losses is added to the allowance for credit losses by (1) capitalizing all loan discounts associated with the Contracts and
(2) adding an amount equal to the difference between the total estimated losses and the capitalized loan discounts. The latter amount is created by establishing a receivable for future interest, presented below as "excess interest receivable."

     The Company continually compares actual portfolio performance to the results initially predicted by the Company's risk model. In order to maintain the allowance for credit losses at a level, which in the opinion of management, is adequate to absorb future losses that may occur in the present portfolio, the Company, whenever necessary, will record a provision for credit losses. Changes in (1) national and regional economic conditions, (2) borrower mix and (2) various other factors could cause future actual losses to differ materially from predicted losses.

Note 2 - Continued Operations

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 1999 and the year ended December 31, 1998 the Company continued to suffer recurring losses in excess of $6,500,000 and $11,000,000, respectively, resulting in an accumulated deficit of approximately $34,100,000 at June 30, 1999. In addition, the Company lost its financing sources (see Note 5). The Company will be seeking to obtain new financing sources. In the event the Company obtains new financing sources it will attempt to implement a business strategy based upon joint ventures with third parties. This strategy will include purchasing Contracts having (i) higher discounts to face (ii) shorter terms and (iii) lower amounts financed. No assurance can be nor is given that new and adequate sources of financing will be obtained. Furthermore, no assurance can be nor is given that the business strategy will be implemented and, if implemented will be successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.






                                  10
Notes to Consolidated Financial Statements (continued)

Note 3 - Automobile Receivables

     Automobile receivables consisted of the following as of June 30, 1999 and December 31, 1998.

                                           June 30      December 31,
                                          ---------     ----------
                                             1999           1998
                                          ---------     ----------
                                               (amounts in 000s)
Finance receivables
Retail installment sales contracts ..     $  77,476      $  85,371
Retail installment sales contracts ..          --           19,742
 - Trust
   Gross finance receivables ........        77,476        105,113
Allowance for credit losses .........        (6,065)        (9,872)
   Net finance receivables ..........        71,411         95,241

Other automobile related receivables

Excess interest receivable ..........         4,016          6,307
Loan loss reimbursement receivable ..         2,338          4,035
Accrued interest ....................         1,012          1,427
Other ...............................           112            191
   Total other automobile related
    receivables .....................         7,478         11,960
                                          ---------      ---------

    Total automobile receivables, net     $  78,889      $ 107,201
                                          =========      =========


     See Note 8 for a discussion of significant subsequent events that will eliminate from the Company's balance sheet substantially all of its finance receivables and debt.

     Activity in the allowance for credit losses during the six months ended June 30, 1999 is summarized below.

Balance, December 31, 1998 ..................     $(9,872)
Provision for credit losses .................      (2,000)
Additions for discounts on loan originations         (107)
and/or purchases
Additions for unearned interest income (i.e.,         (59)
excess interest)
Chargeoffs of retail installment sales ......       9,160
contracts
Recoveries, net of recovery costs ...........      (3,187)
                                                  -------
Balance, June 30, 1999 ......................     $(6,065)
                                                  =======


     Amortization of excess interest amounted to $2,349,000 and $4,022,000 for the six month periods ended June 30, 1999 and 1998, respectively. Amortization of excess interest amounted to $1,074,000 and $1,854,000 for the three month periods ended June 30, 1999 and 1998, respectively.


Note 4 - Commitments and Contingencies

     From time to time the Company and its Subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management of the Company, based in part on the advice of counsel, the amount of any ultimate liability with respect to these actions will not materially affect the results of operations, cash flows or financial position of the Company. It is the Company's and its Subsidiaries' policy to vigorously defend litigation; however, the Company and its Subsidiaries have entered into settlements of claims in the past, and may do so in the future, whenever management deems the circumstances appropriate.

NOTE 5 - DEBT

     In February and March of 1999 the Company, MFIII and MF IV received verbal notification from Daiwa that there existed certain violations of non-portfolio performance related covenants in the credit agreements ("Credit Facilities" or "Daiwa Obligations") and that, as a result, (i) no additional funds would be advanced to MF III under the warehouse line of credit; (ii) Daiwa mandated that the Company transfer the servicing of the related auto loans to a successor servicer to be appointed by Daiwa, which transfer was completed on April 15, 1999 and (iii) except for servicing related fees and expenses, Daiwa is collecting all cash flows in excess of Daiwa's regularly scheduled principal and interest payments under the Credit Facilities.

Automobile Receivables Related Debt
     Automobile receivables related debt consisted of the following as of June 30, 1999 and December 31, 1998.

                                                    June 30   December 31,
                                                   ---------  ------------
                                                      1999        1998
                                                   ---------  ------------
                                                     (amounts in 000s)
    $75 million  warehouse  line of credit
       payable by MF III to Daiwa  Finance
       Corporation;    85%   of   interest
       payable   monthly   at  LIBOR  plus
       2.5%;   15%  of  interest   payable
       monthly   at   12%;    secured   by
       Contracts  of MF III and cash  flow
       therefrom;  assets  of MF  III  are
       not   available   to  pay   general
       creditors   of  the   Company;   on
       July 30,  1999  MF III  was  merged
       into MF IV (see  Note 8  and Part I
       Item 2 of this Form 10-QSB)                $  46,594    $   43,581


    $73.9   million   portfolio   purchase
       credit  facility  payable  by MF IV
       to Daiwa Finance  Corporation;  85%
       of  interest   payable  monthly  at
       LIBOR   plus   3.5%  (1%  prior  to
       July 1,   1998);  15%  of  interest
       payable  monthly  at  15.0%  (LIBOR
       plus 1%  prior  to  July 1,  1998);
       secured by  Contracts  of MF IV and
       cash flow  therefrom;  assets of MF
       IV  are   not   available   to  pay
       general  creditors  of the Company;
       on July 30,  1999 MF III was merged
       into MF IV (see  Note 8  and Part I
       Item 2 of this Form 10-QSB)                   27,885        39,298

    Automobile   receivable-backed   notes
       payable  by  MF  II;   interest  at
       6.71%; secured by Contracts of MF II
       and cash flow therefrom; redeemed in
       January 1999 with proceeds drawn from
       MF III's $75 million warehouse line of
       credit                                            -         17,214
                                                   ---------    ---------

                                                   $  74,479    $ 100,093
                                                   =========    =========

Other Debt
     Other debt consisted of the following as of June 30, 1999 and December 31, 1998.

                                             June 30   December
                                           -----------     31
                                              1999        1998
                                             (amounts in 000s)
    $5 million senior  subordinated notes;
       issued  November 1994 to Rothschild
       North   America  (the   "Rothschild
       Notes");    unsecured;     interest
       payable  monthly  at the  lesser of
       11.5% or LIBOR plus  3.5%;  amended
       June 1998 to  provide,  among other
       things,    for   an   increase   in
       quarterly  principal  payments from
       $416,667   to   $450,000    and   a
       $600,000   principal   payment   at
       June 30,   1998;  amended  July 30,
       1999  to   provide,   among   other
       things,  that the Rothschild  Notes
       are  no  longer   recourse  to  the
       Company (see Note 8)                       $   1,000   $    1,000

    $5 million senior  subordinated notes;
       issued  January 1996 to an investor
       group (the  "Heller/Black  Diamond
       Notes"); unsecured; interest payable
       at 12%; amended June 1998 to provide,
       among  other   things,  for  monthly
       principal payments of  $135,000  and
       the  elimination   of  the   holders'
       options  to  convert  the  notes into
       shares  of  the  Company's   Class  A
       common  stock;  amended July 30, 1999
       to provide,  among other things, that
       the Heller/Black  Diamond Notes are no
       longer  recourse  to the Company (see
       Note 8)                                        3,785        4,055

    (The holders of the Rothschild Notes and the Heller/Black Diamond Notes are sometimes hereinafter referred to as the "Sub-Debt Holders".)

    Note    payable  to   Pacific   USA,   a
       related  party;  dated   September 30,
       1998;  interest   at  prime   plus 1%;
        principal  and unpaid  interest   due
       September  30,  1999;  secured  by all
       of the outstanding shares of MF Holding
       (see Note 8)                                   3,010        1,900

    Note payable to Pacific USA  (assumed from
       Pacific Southwest Bank, a subsidiary of
       Pacific  USA,  in  April  1999);  dated
       September 8, 1998;  interest  at  prime
       plus 1%                                          950          950

    Other                                                 -           50
                                                    --------     -------

                                                    $ 8,745      $ 7,955
                                                    ========     =======

    Other obligations outstanding during a portion of 1998 are described below.

o $15 million Revolving Warehouse Line of Credit payable to a bank; dated January 1996; up to $6.376 million outstanding during 1998; interest payable at the Company's option at either prime .5% or LIBOR plus 2.75%; paid in full during March 1998
o $5 million note payable to Pacific USA; dated June 30, 1998; $4.463 million converted into 939,632 shares of the Company's Class A common stock, effective July 1, 1998; $.537 million converted into 268,375 shares of the Company's Series 1999-1 8% Cumulative Subordinated Preferred Stock, effective December 31, 1998
o $1.385 million convertible subordinated notes; dated March 1993; interest payable at 7%; paid in full during April 1998
o $1.135 million remainder of $2.525 million installment note payable by Monaco Funding Corp. to a bank; interest payable at 16%; paid in full during April 1998


NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock
     The authorized and outstanding shares of the Company's no par value preferred stock were as follows as of June 30, 1999.

                                              Authorized     Outstanding
                                              ----------     -----------
    8%   Cumulative   Convertible   Preferred
     Stock, Series 1998-1                      10,000000       2,347,587

    8%  Cumulative   Subordinated   Preferred
     Stock, Series 1999-1                        585,725         418,375

     Holders of the two series are generally not entitled to vote other than as specifically provided by the articles of incorporation of the Company or applicable law.

     Both series of preferred stock have a liquidation preference of $2.00 per share. Holders of either series are entitled to quarterly dividends, when and if declared, at the annual rate of 8% of the stated liquidation preference ($.16 per share). Undeclared dividends are cumulative. The dividend right of holders of Series 1999-1 Preferred Stock is subordinate to the dividend right of holders of Series 1998-1 Preferred Stock. Dividends, other than those payable in shares of the Company's common stock, may not be paid to holders of Series 1999-1 Preferred Stock until all accumulated, unpaid dividends have been declared and paid to holders of Series 1998-1 Preferred Stock.

     Through August 23, 1999 the Company has neither paid nor declared a dividend with respect to either series of preferred stock. Included among "accrued expenses and other liabilities" in the accompanying consolidated balance sheets are accrued preferred stock dividends of $595,000 and $374,000 at June 30, 1999 and December 31, 1998, respectively.

     At the holder's option, 2.5 shares of Series 1998-1 Preferred Stock are convertible into one share of the Company's Class A common stock (939,085 shares in the aggregate). At such time as Series 1998-1 Preferred Stock is no longer outstanding, or any time thereafter, the Company may redeem shares of Series 1999-1 Preferred Stock for cash in the amount of the $2.00 liquidation value plus all accumulated, unpaid dividends.

     All of the outstanding shares of Series 1998-1 Preferred Stock were issued in January 1998 in connection with the purchase of $81.1 million unpaid principal balance of sub-prime automobile loans from subsidiaries of Pacific USA, a related party ("Asset Purchase Agreement"). The Company issued 2,433,457 shares ($4,866,914 liquidation value); the balance of the $77.9 million purchase price was financed by MF IV's portfolio purchase credit facility provided by Daiwa Finance Corporation. During 1998, at the Company's request, Pacific USA surrendered 85,870 shares in connection with the repurchase of automobile loans having an original aggregate purchased principal balance of approximately $2.9 million.

     All of the outstanding shares of Series 1999-1 Preferred Stock were issued to Pacific USA on December 31, 1998 upon conversion of (1) the $536,750 balance of the note payable dated June 30, 1998 and (2) $300,000 of the balance outstanding under the note dated September 30, 1998.

     Common Stock A 1-for-5 reverse split of all common shares outstanding occurred November 23, 1998. All related amounts and disclosures in the accompanying consolidated financial statements and these Notes to Consolidated Financial Statements have been adjusted to reflect this reverse split.

     The authorized and outstanding shares of the Company's $.01 par value common stock as of June 30, 1999 are as follows. Holders of the two classes are entitled to the same rights and privileges except that a holder of a Class B share is entitled to three votes whereas a holder of a Class A share is entitled to only one vote.

                     Authorized    Outstanding
                     ----------    -----------

    Class A           30,000000     2,554,588

    Class B             585,725       254,743

     As required by the Asset Purchase Agreement, a subsidiary of Pacific USA entered into a loan loss reimbursement agreement whereby it agreed to reimburse the Company for up to 15% of any losses ("Covered Losses") incurred in connection with the loans acquired under the Asset Purchase Agreement. In connection therewith, this subsidiary provided for the issuance of letters of credit ("Letters of Credit") to be drawn upon to pay for the Covered Losses. In consideration therefore, the Company issued 162,230 shares of Class A Common Stock. The Company allocated $1,622,304 to the cost of the purchased loans, which represents the value assigned to the common shares.

     Pacific USA was the record owner of 300,000 shares of Class A Common Stock as of December 31, 1997. As a result of the December 1997 Option Agreement with Consumer Finance Holdings, Inc. ("CFH"), a wholly owned subsidiary of Pacific USA, it was granted the power to vote the 166,000 shares of Class B Common Stock beneficially owned by the Messrs. Ginsburg and Sandler (then the President and Executive Vice President, respectively, of the Company) ("the Shareholders") and a limited power to direct the voting of shares subject to proxies held by the Shareholders. Under the Conversion Rights Agreement dated July 1, 1998, Pacific USA was issued 939,632 shares of the Company's Class A Common Stock. Pacific USA may be deemed to be the beneficial owner of approximately 55% of the combined outstanding shares of Class A and Class B Common Stock; it controls approximately 65.3% of the total voting power. Pacific USA has an option expiring in December 2000 to purchase 166,000 shares of Class B Common Stock, owned by the Shareholders, while the Shareholders have an option, also expiring in December 2000, to require that Pacific USA purchase all of such shares. Upon exercise of either the put option or the call option, the Class B Common Stock purchased by CFH will automatically convert into Class A Common Stock thereby reducing the voting power of Pacific USA. As described herein, Pacific USA also has the right, at any time, to convert the shares of 1998-1 Preferred Stock into 1,021,824 shares of Class A Common Stock.

Warrants
     In connection with Daiwa Finance Corporation's January 1998 financing of the loan purchase discussed above, the Company issued Daiwa warrants for the purchase of 50,000 shares of the Company's Class A common stock. The Company has assigned an imputed value of $84,000 to the warrants. The warrants are exercisable at $4.125 per share until their expiration on January 20, 2001.

Stock Option Plans
     During the six months ended June 30, 1999 no new stock options were granted. During this same period no options were exercised and 19,914 options were cancelled.

     The Company accounts for its stock option plan in accordance with SFAS No. 123, Accounting for Stock-Based Compensation which encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     The Company uses one of the most widely used options pricing models, the Black-Scholes model (the Model), for purposes of valuing its stock options grants. The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. In management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options because (1) the Company's stock options have characteristics significantly different from those of traded options and (2) changes in subjective input assumptions can materially affect the fair value estimate


NOTE 7 - INCOME TAXES

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

     A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:


                                  Three Months Ended June 30, Six Months Ended June 30,
                                     ----------------------    ----------------------
                                       1999          1998         1999         1998
                                     ---------    ---------    ---------    ---------
                                                    (amounts in 000s)

Pretax (loss) ..................     $(3,069)     $(1,296)     $(6,291)     $(1,334)
                                     =========    =========    =========    =========

Income tax expense (benefit)
 at Federal statutory rate - 34%     $(1,043)     $  (441)     $(2,139)     $  (454)
    (benefit)  at  Federal
    statutory rate - 34%
State income tax expense
 (benefit) .....................        (104)         (44)        (214)         (45)
                                     ---------    ---------    ---------    ---------
Income tax expense (benefit)
 before valuation allowance ....      (1,147)        (485)      (2,353)        (499)

Less valuation allowance .......       1,147          485        2,353          499
                                     ---------    ---------    ---------    ---------

Income tax expense (benefit) ...     $  --        $  --        $  --        $  --
                                     =========    =========    =========    =========


     As of June 30, 1999 the Company had a net operating loss carryforward of approximately $50.0 million for federal income tax reporting purposes which, if unused, will expire between 2011 and 2014. During the year ended December 31, 1998 there were transactions involving changes in ownership that will significantly restrict the utilization of net operating loss carryforwards in the future.

    The principal temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid, depreciation for tax purposes in excess of depreciation for financial reporting purposes and the utilization of net operating losses. The effect of the differences generate a long-term deferred tax asset of approximately $13,600,000, which has been fully allowed for as management has determined that it was more likely than not that the Company would not realize its deferred tax asset. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements.


NOTE 8 - SUBSEQUENT EVENTS

     On July 30, 1999 a series of agreements were executed which, among other things, provided for the following:

o Amendment of the Daiwa Credit Facilities to specifically cause the following to occur:
o    Transfer of all the MF III-owned installment loans to MF IV
o Extinguishment of MF III's debt obligations to Daiwa and the assumption thereof by MF IV
o    MF IV's debt obligations to Daiwa to be non-recourse to the Company
o    Merger of MF III into MF IV
o Creation by the Company of a wholly-owned, special purpose corporation, MF Receivables Holding Corp. ("MF Holding") which assumed all of the Company's subordinated debt obligations and was capitalized with all of the outstanding shares of MF IV
o Release by the Sub-Debt Holders of the Company from all of its obligations under the subordinated debt agreements
o Release by Daiwa of certain security interests contained in the Credit Facilities
o Draw by MF IV of the remaining balance of $2.338 million under the Letter of Credit
o    Dividend payment of $2.338 million by MF IV to MF Holdings

o Payment by MF Holding of $2.338 million to Sub-Debt Holders, distributed on a pro rata basis among the individual holders and applied entirely to principal reduction
o Dedication of future cash flows from the Daiwa-financed installment loan portfolios first to Daiwa and then to MF IV
o Retention by MF IV of the right to receive the residual cash flows, if any, that may be realized after satisfaction of the Daiwa Obligations
o Authorization for Daiwa to sell the related installment loans at any time, subject to certain conditions

Parties to the various agreements included the Company, MF III, MF IV, MF Holding, Daiwa, Pacific USA and the holders of the Rothschild and Heller/Black Diamond Notes, among others.

    The agreements limit the recourse of Daiwa to future cash flows from the Daiwa-financed loan portfolios. Future cash flows, if any, that may occur after full satisfaction of the amounts outstanding under the Daiwa Credit Facilities, including interest, will be paid to MF IV. Dividends, if any, received by MF Holding from MF IV will be used to pay the subordinated debt.

     The Company will record the financial statement effect of these agreements in July 1999 as an extinguishment of the related debt due to the transfer of the financial assets in accordance with Financial Accounting Standards Board Statement No. 125: Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The financial statement effects of the transaction are summarized below. Amounts at June 30, 1999 are presented for comparative purposes only.







                                    18
    Notes to Consolidated Financial Statements (continued)


                                                     1999
                                            ----------------------
                                            June 30,       July 30,
                                            --------      --------
                                                          pro forma
                                               (amounts in 000s)
Consideration
  Unpaid principal balance of
   related debt .......................     $ 79,264      $ 72,857
  Accrued interest payable ............          268           498
  Servicing fees payable ..............          433           394
  Residual interest in loans ..........          n/a         5,820
                                                          --------
                                                            79,569
                                                          --------

Net book value of assets transferred
 and other costs
 Assets prorated in determination
  of residual value
 Outstanding principal balance
  of notes receivable .................       76,431        71,705
 Allowance for credit losses before
  adjustment ..........................       (6,052)       (4,634)
                                            --------      --------
     Net book value of notes receivable       70,379        67,071

 Excess interest receivable ...........        4,016         3,698
 Repossessed vehicle inventory ........        2,330         2,330
                                            --------      --------
     Net book value of  transferred
      assets subject to proration .....       76,725        73,099
 Other assets transferred or
  otherwise considered as a cost
  of the sale
  Restricted cash collected
   through the transfer date ..........        5,117         4,617
  Accrued interest receivable .........          924           846
  Unamortized deferred loan financing
   costs ..............................          578           505
  Deal costs ..........................          n/a           165
                                                          --------
                                                   0        79,232
                                                          --------
Estimated gain from transfer of assets             0      $    336
                                                          ========



    The residual interest in loans was determined by multiplying (1) the net book value of transferred assets subject to proration by (2) the percentage relationship that estimated future cash flows attributable to the Company's interest bears to the estimated future cash flows of the transferred portfolio as a whole. Subsequent to July 1999 an imputed interest rate of approximately 13% will be used to recognize interest income associated with the residual interest.

     The estimate of future cash flows from the loan portfolio utilizes numerous estimates based on the Company's loss experience and the judgment of management. Numerous factors and conditions, including the transfer of servicing responsibilities to a third party, prepayments and other factors may cause actual results to differ from the estimates. Accordingly, there can be no assurance that estimated future cash flows will in fact occur in either the anticipated amounts or anticipated time periods.



                                    19
Notes to Consolidated Financial Statements (continued)

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Supplemental information related to the accompanying consolidated statements of cash flows is presented below.

                        Six Months Ended
                             June 30
                       -------------------
                         1999      1998
                       --------- ---------
    Cash payments for
      Interest         $   3,709 $   5,525
      Income taxes         -             3


    Investing and financing activities during the six month periods ended June 30, 1999 and 1998 that neither provided nor used cash are described below.

o In January 1998, in connection with the acquisition of a loan portfolio from a subsidiary of Pacific USA, the Company issued 162,231 shares of Class A Common Stock valued at $2.00 per share and 2,433,457 shares of 8% Cumulative Convertible Preferred Stock - Series 1998-1 valued at $2.00 per share. These shares were issued as purchase consideration in addition to cash provided by debt financing (see Notes 5 and 6).
o During the six months ended June 30, 1998 the subsidiary of Pacific USA repurchased certain of the loans referred to above for cash plus the surrender of 77,221 shares of the Series 1998-1 Preferred Stock (85,870 shares through December 31, 1998 and June 30, 1999).
o Effective July 1, 1998, Pacific USA converted $4,463,250 of its $5.0 million Promissory Note (see Note 5) into 939,632 restricted shares of the Company's Class A Common Stock.
o Effective December 31, 1998, Pacific USA converted the remaining $536,750 of its $5.0 million Promissory Note and $300,000 of its $1.4 million Promissory Note (see Note 5) into 418,375 shares of 8% Cumulative Subordinated Preferred Stock, Series 1999-1 valued at $2.00 per share.
o Quarterly preferred stock dividends in the amount of approximately $221,000 have been accrued during the six months ended June 30, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             INTRODUCTION

The following discussion is intended to assist in understanding the Company's results of operations for the three and six month periods ended June 30, 1999 and 1998 and the Company's financial position as of June 30, 1999. The accompanying consolidated financial statements and related notes thereto should be read in conjunction with this discussion.


                         RESULTS OF OPERATIONS

    The results of operations for the three and six month periods ended June 30, 1999 and 1998 are discussed together because they are similarly effected by the same events.

    For the three months ended June 30, 1999 the Company incurred a net loss of $3,069,000 compared to a net loss of $1,296,000 for the three months ended June 30, 1998. Losses per common share, both basic and dilutive, were $1.13 and $.70 for the respective periods. Revenues were $3,476,000 for the three months ended June 30, 1999 compared to $5,187,000 for the three months ended June 30, 1999. Expenses for the comparable periods were $6,545,000 and $6,483,000, respectively. There were no shares of preferred stock outstanding during the three months ended June 30, 1998. Accordingly, the loss per common share for the three months ended June 30, 1998 is not affected by earnings attributable to preferred shareholders.

    For the six months ended June 30, 1999 the Company incurred a net loss of $6,291,000 compared to a net loss of $1,334,000 for the six months ended June 30, 1998. Losses per common share, both basic and dilutive, were $2.32 and $.73 for the respective periods. Revenues were $7,228,000 for the six months ended June 30, 1999 compared to $11,736,000 for the six months ended June 30, 1998. Expenses for the comparable periods were $13,519,000 and $13,070,000, respectively. There were no shares of preferred stock outstanding during the six months ended June 30, 1998. Accordingly, the loss per common share for the six months ended June 30, 1998 is not affected by earnings attributable to preferred shareholders.

    In February and March of 1999 the Company, MF III and MF IV received verbal notification from Daiwa that there existed certain violations of non-portfolio performance related covenants in the Credit Facilities and that, as a result,
(i) no additional funds would be advanced to MF III under the warehouse line of credit; (ii) Daiwa mandated that the Company transfer the servicing of the related auto loans to a successor servicer appointed by Daiwa, which transfer was completed on April 15, 1999; and (iii) except for servicing related fees and expenses, Daiwa is collecting all cash flows in excess of Daiwa's regularly scheduled principal and interest payments under the Credit Facilities. These events negatively affected the results of operations for both the three and six month periods ended June 30, 1999.

    Interest income for the three and six month periods ended June 30, 1999 decreased $1,851,000 (35.7%) and $4,658,000 (39.7%), respectively, in relation to the comparable periods in 1998. These decreases result principally from changes in the outstanding principal balances of installment loans. The average portfolio balances outstanding during the three and six month periods ended June 30, 1999 decreased $58,500,000 (40.8%) and $46,100,000 (33.5%), respectively, in relation to the comparable periods in 1998. The decreases in average portfolio balances are primarily attributable to (i) Company's $81 million portfolio purchase in January 1998 not being comparably matched in 1999 and (ii) the Company's inability to borrow additional funds under its warehouse line of credit with Daiwa.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    See Note 8 to the accompanying consolidated financial statements and the discussion below under Liquidity and Capital Resources for information related to significant subsequent events.

    Interest expense for the three and six month periods decreased $741,000 and $1,537,000, respectively, in relation to the comparable periods in 1998. Since January 1, 1998 the amounts owed by the Company pursuant to its various credit facilities has generally varied directly in relation to the aggregate, outstanding balance of the installment loan portfolio for the reasons cited above.

    Operating expenses for the three and six month periods decreased $438,000 and increased $12,000, respectively, in relation to the comparable periods in 1998. The decrease for the three months ended June 30, 1999 reflects significant savings in employee payroll and related benefits, temporary labor and office supplies, among other categories. These savings are reflective of combined workforce reductions of approximately 80% which occurred in November 1998 and April 1999. These savings were significantly offset by the cost of utilizing a third-party servicer effective April 15, 1999. The six month period reflects similar savings related to the workforce reduction and the additional costs associated with the third-party servicer; however, legal and consulting expenses recognized in the first quarter of 1999 largely offset such net savings for the six month period.

     The provision for credit losses for the three and six month periods increased $1,241,000 and $1,974,000, respectively, in relation to the comparable periods in 1998. The increases reflect recent defaults that have occurred at actual rates in excess of the estimated rates used by the Company in establishing the initial allowances for credit losses under the static pooling method of accounting and may, in part, result from the transfer of the servicing of the portfolio in April 1999. A provision of $1,500,000 was recorded for similar purposes during the three months ended December 31, 1999.


                    LIQUIDITY AND CAPITAL RESOURCES

    Recurring net losses notwithstanding, the Company has generally achieved positive cash flow from operating activities, including $1,628,000 and $10,397,000 for the six month periods ended June 30, 1999 and 1998, respectively.

    The Company's liquidity has been impaired since mid-May 1999 when Daiwa began applying all installment loan related cash receipts in excess of interest expense and servicing costs to debt reduction (with respect to installment loan payments received on or after April 1, 1999). As a result, the Company realizes no cash flow from its installment loan portfolio other than from approximately $800,000 of auto loans which are not subject to Daiwa's security interest.

    Although Pacific USA has continued to provide the Company with certain debt funding, no assurance can be nor is given that such funding will continue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    The Company's business has been, and will continue to be, cash intensive. The Company's principal need for capital is to fund cash payments made to Dealers in connection with purchases of installment contracts and the purchase of existing loan portfolios. In the past, these purchases have been financed through the Company's equity, warehouse lines of credit, securitizations and cash flows from operations. The Company does not presently have, and may not be able to obtain, a line of credit or other financing. Therefore, the Company may not be able to resume its business of acquiring installment contracts from Dealers. The failure to obtain financing will have a material adverse effect on the Company's business, financial condition, results of operations and ability to pay expenses. The combined effects of the foregoing have caused the Company to be unable to pursue or otherwise react to business opportunities. The Company's independent auditor has added an explanatory paragraph to its report with respect to the Company's financial statements for the year ended December 31, 1998 regarding certain substantial matters which, in its opinion, raise substantial doubt about the Company's ability to continue as a going concern.

    On July 30, 1999 the Company and certain of its subsidiaries executed a series of agreements with parties that in various combinations included Daiwa, Pacific USA and the holders of the Heller/Black Diamond and Rothschild notes, among others. These agreements significantly reduce the Company's debt and have no effect on capital resources.

    The following actions, among others, arise from these agreements.

o MF III was merged into MF IV, with MF IV assuming all of MF III's Daiwa Obligations.
o The Company formed a wholly-owned, special purpose corporation, MF Holding, which was capitalized with all of the outstanding shares of MF IV.
o     MF Holding  assumed all of the outstanding  subordinated  debt of the Company.
o The Sub-Debt Holders released the Company from all subordinated debt obligations.
o MF Holding pledged 100% of the outstanding shares of MF IV to the Sub-Debt Holders.
o In exchange for its release of its security interest in all of the shares of MF III and MF IV, Pacific USA was granted a security interest in all of the shares of MF Holding.
o Dividends, if any, received by MF Holding from MF IV will be used to pay the subordinated debt.
o     In the event that the  installment  loans  financed  by Daiwa are sold prior to their maturity and
o Such sale occurs prior to December 31, 1999, Daiwa will pay to MF IV the greater of (i) $3,500,000 or (ii) the difference between the sale proceeds and the amount then owed by MF IV to Daiwa (subject to proration for partial sales); or
o Such sale occurs after December 31, 1999 but before December 31, 2000, Daiwa will pay to MF IV the greater of (i) $1,000,000 or (ii) the difference between the sale proceeds and the amount then owed by MF IV to Daiwa (subject to proration for partial sales); or
o Such sale occurs after January 1, 2001, MF IV will have a right of first refusal, subject to certain conditions.

     The effect of these agreements result in the transactions being recorded as a transfer of financial assets and extinguishment of the related debt. This will result in the Company no longer reporting in future consolidated balance sheets
(i) the outstanding obligations to Daiwa. (ii) the subordinated debt, and (iii) the Daiwa-financed installment loan portfolio and associated assets. Instead, the Company's consolidated financial statements will reflect an amount that represents the Company's residual interest in the future cash flows from the installment loan portfolio. Imputed interest at the rate of approximately 13% will be accreted to interest income throughout the remaining life of the residual interest. See Note 8 to the accompanying consolidated financial statements for additional information related to the financial statement effects of these agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     The estimate of future cash flows from the loan portfolio utilizes numerous estimates based on the Company's loss experience. Numerous factors and conditions may cause actual results to differ from the estimates which may negatively impact the carrying value of the residual interest in loans. Accordingly, there can be no assurance that estimated future cash flows will in fact occur in either the anticipated amounts or anticipated time periods.

    Although the Company has accomplished a significant restructuring of its financial position, it will be necessary for the Company to obtain a line of credit, infusion of equity and/or other financing in order to resume the purchase of installment loans. The failure to obtain such financing will have a material adverse effect on the Company's business, financial condition, results of operations and ability to pay operating expenses. Although the Company is engaged in on-going discussions related to new financing arrangements, no assurance can be nor is given that such financing in adequate amounts will be obtained.

    Effective November 23, 1998 the Company initiated a 1-for-5 reverse stock split of all of the outstanding shares of its Class A and Class B Common Stock. All share and per share information presented in the accompanying consolidated financial statements and related notes have been adjusted accordingly for all periods presented.

    The Company's Class A Common Stock is traded in the over-the-counter market and is currently quoted on the Electronic Bulletin Board.


                                 OTHER

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

    In June 1998 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 133 establishes new standards by which derivative financial instruments must be recognized in an entity's financial statements. Besides requiring derivatives to be included on balance sheets at fair value, Statement 133 generally requires that gains and losses from later changes in a derivative's fair value be recognized currently in earnings. In June 1999 the FASB issued Statement No. 137 which deferred the required adoption of the provisions of Statement 133. Management does not expect the impact of this statement to have a material impact on the Company's financial position or the results of its operations.

    Management has not determined what additional disclosures, if any, may be required by the provisions of Statements 132 and 133.
                                  24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Employees and Facilities
    At July 31, 1999, the Company employed 28 persons on a full time basis.

    The Company's office lease for its principal place of business expires October 31, 1999. Management anticipates that the Company will relocate its principal business address in the Denver, Colorado metropolitan area prior to the expiration of its current lease term.

Software and Data Licensing
    Effective November 30, 1998, Pacific USA Holdings Corp. ("Pacific") paid the Company $200,000 in cash and entered into a Software License and Development Agreement and a Data Licensing Agreement (the "License Agreements") with the Company. Pursuant to the License Agreements, the Company, as licensor, granted to Pacific, as licensee, a perpetual, fully paid up, nontransferable, exclusive license covering certain proprietary software and historical data developed by the Company with respect to consumer automobile loans, including risk analysis (the "Monaco Software"). Pacific acquired the right to make modifications, changes or improvements to the Monaco Software (referred to as the "Advanced Software"). Pacific has the right to develop and market the Advanced Software as it deems fit in its sole discretion. Pacific granted to the Company a fully paid up, nontransferable, nonexclusive license limited to use of the Advanced Software for the Company's internal business purposes only. This license will terminate 90 days following any change in control of the Company. In addition, Pacific has a right of first refusal to purchase the Monaco Software.

Inflation
    Inflation was not a material factor in either the sales or the operating expenses of the Company during 1998 and 1999.

Future Strategy
    Given the recent changes in the Company's financing sources, the Company will be seeking to obtain new financing sources. In the event the Company obtains new financing sources it will attempt to implement a business strategy based upon joint ventures with third parties. This strategy will include purchasing Contracts having (i) higher discounts to face, (ii) shorter terms and
(iii) lower amounts financed. No assurance can be nor is given that new and adequate sources of financing will be obtained. Furthermore, no assurance can be nor is given that the business strategy will be implemented and, if implemented, will be successful.

    During 1998, the Company acquired contracts from approximately 358 dealers in 48 states, the majority of which were purchased in four states.

Portfolio acquisitions: In January 1998 the Company completed the acquisition of $81 million in auto loans from affiliates of Pacific USA. In February 1998 the Company acquired approximately $14 million of auto loans from an independent third party. Further portfolio acquisitions are not anticipated at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Funding and Financing Strategies: From inception through 1991, the Company financed the acquisition of Contracts through loans from its principal stockholders and banks. In October 1991, the Company expanded its financing sources by completing its first asset-backed automobile receivables securitization. In 1992, the Company entered into a secured revolving line of credit with Citicorp Leasing Inc. ("Citicorp") to finance Contracts. In 1994, the Company securitized $34.1 million of its Contracts and in 1995 it obtained a $150 million revolving secured warehouse line and securitized $43.1 million in Contracts. In 1997, the Company securitized $51.4 million of its Contracts and entered into a $75 million Warehouse Line of Credit. In 1998 the Company entered into a $73.9 Portfolio Purchase Credit Facility. In addition, the Company received capital of $5.3 million as well as secured loans of $1.9 million from Pacific USA. The Company also received a secured loan from Pacific Southwest Bank for $.95 million. Since 1993, the Company has used revolving lines of credit, private placement borrowings, common stock, warrant exercises, and its Automobile Receivable-Backed Securitization Program and the corresponding Revolving Notes and Warehouse Notes as its primary sources of capital. In the first quarter of 1999 significant events have occurred which have negatively and materially impacted the Company's financing sources (see the discussion under "Liquidity and Capital Resources").

Risk Evaluation and Underwriting: As discussed in more detail elsewhere herein, the Company has developed proprietary credit scoring and risk evaluation systems which predicts the frequency of default and the resultant predicted loss after repossession and sale of financed vehicles. This system assisted the Company's credit buyers and underwriters in pricing loans. Credit buyers negotiated interest rates, loan term, purchase discount and fees and terms of the deal, including such items as down payment, in order to achieve a desired risk adjusted rate of return for each Contract.

Collections Management: Management believes that collections and recovery are vital to the successful operation of the Company. Until April 15, 1999 the Company's servicing efforts were under its direct control. At that time and at the demand of Daiwa, the Company commenced the use of an unrelated third party to service substantially all of the Contracts (see discussion in Liquidity and Capital Resources). Management has not yet formed an opinion as to whether the transfer of servicing will have any material effect on the Company's ability to realize the carrying value of the residual interest in loans that results from the July 30, 1999 agreements discussed above.

Controlling Interest: As a result of the Asset Purchase Agreement dated January 8, 1998, Pacific USA Holdings Corp. ("Pacific USA") increased its voting power in the Company to 65.3%. Pacific USA is the beneficial owner of approximately 55% of the Company's outstanding voting stock. Pacific USA is a diverse U.S. holding company whose businesses include technology, real estate, and consumer finance.

Year 2000 Issue
    The "Year 2000" issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs that may not properly reflect or recognize the Year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the Year 2000. This error could result in miscalculations or system failures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


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

                      PART II - OTHER INFORMATION


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

ITEM 2. CHANGES IN SECURITIES

(b) Certain of the Company's loan agreements contain covenants that restrict the Company's ability to pay cash dividends on its Class A and B Common Stock. For a discussion of the July 30, 1999 restructuring of the Company's debt, refer to "Note 8 - Subsequent Events" of the Notes to Consolidated Financial Statements and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.   OTHER INFORMATION

On July 30, 1999, the Company executed a series of agreements which, among other things, transferred the Company's subordinated debt to MF Holdings and allowed the Company to remove all of its subordinated debt from its balance sheet. For a more complete description of the transactions and the accounting treatment, please see "Note 8 - Subsequent Events" of the Notes to Consolidated Financial Statements and "Item 2. Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources." Copies of all relevant agreements will be filed in a Current Report on Form 8-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits.

      Exhibit
       Number                Description of Document
     ----------      ------------------------------------------------
         11.1        Statement re: Computation of Per Share Earnings
         27.1        Financial Data Schedule


 (b)  Reports on Form 8 - K.
      None.

                               SIGNATURE


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 1999


                                  MONACO FINANCE, INC.
                                  A Colorado Corporation



                                  By: /s/ Morris Ginsburg
                                    Name: Morris Ginsburg
                                    Title:Chief Executive Officer and Director
                                          (Principal Executive Officer and
                                          Principal
                                          Financial and Accounting
                                          Officer)