Form 10QSB
period 1999-09-30
MONACO FINANCE INC
filed 1999-11-12
CIK 865830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended             September 30, 1999

                                 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to  _____________

      Commission file number 0-18819

                              MONACO FINANCE, INC.
     ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          COLORADO                                 84-1088131
----------------------------               --------------------------
      (State or other                           (I.R.S. Employer
      jurisdiction of                         Identification No.)
      incorporation or
       organization)


   8400 CRESCENT PARKWAY, SUITE 190
     GREENWOOD VILLAGE, COLORADO                   80111
---------------------------------------------------------------------
   (Address of principal executive              (Zip Code)
               offices)

                           (720) 528-4239
---------------------------------------------------------------------
          (Issuer's telephone number, including area code)

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

               Class                    Shares Outstanding as of
                                            November 15, 1999
---------------------------------------------------------------------
  Class A Common Stock, $0.01 par               2,554,558
               value
  Class B Common Stock, $0.01 par                 254,743
               value

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

                    Part 1 - Financial Information


Item 1.  FINANCIAL STATEMENTS


                 MONACO FINANCE, INC. AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENTS



               Description                                        Page No.

Consolidated Statements of Operations for                             4
  the three and nine month periods ended
  September 30, 1999 and 1998 (unaudited)

Consolidated Balance Sheets as of                                     5
  September 30, 1999 (unaudited) and
  December 31, 1998

Consolidated Statement of Stockholders'                               6
  Equity for the nine months ended
  September 30, 1999 (unaudited)

Consolidated Statement of Cash Flows for                              7
  the  nine month ended September
  30, 1999 and 1998 (unaudited)

Notes to Consolidated Financial                                       8
Statements (unaudited)

                      MONACO FINANCE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
     For the Three and Nine Month Periods Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                        Periods Ended September 30,
                                       ------------------------------------------------------------
                                              Three Months                      Nine Months
                                       --------------------------        --------------------------
                                         1999             1998             1999             1998
                                       ---------        ---------        ---------        ---------
                                              (amounts in 000s except share information)

Revenues
  Interest .....................        $  1,119          $ 4,558          $ 8,188          $16,285
  Gain on transfer of
   installment loans (Note 8) ..             316             --                316             --
  Other ........................               1               (3)             160                6
                                       ---------        ---------        ---------        ---------
    Total Revenue ..............           1,436            4,555            8,664           16,291
                                       ---------        ---------        ---------        ---------

Costs and Expenses
  Interest .....................             673            2,843            4,884            8,591
  Operations ...................           2,355            4,412            9,663           11,708
  Provision for credit losses ..            --                504            2,000              530
                                       ---------        ---------        ---------        ---------
   Total Costs and Expenses ....           3,028            7,759           16,547           20,829
                                       ---------        ---------        ---------        ---------

Loss Before Income Tax Benefit .          (1,592)          (3,204)          (7,883)          (4,538)

Income tax benefit ( Note 7) ...            --               --               --               --
                                       ---------        ---------        ---------        ---------

Net Loss .......................          (1,592)          (3,204)          (7,883)          (4,538)

Earnings Applicable to Preferred
 Shareholders ..................             111               94              332              280
                                       ---------        ---------        ---------        ---------

Net Loss Applicable to Common
 Shareholders ..................        $ (1,703)         $(3,298)         $(8,215)         $(4,818)
                                       =========        =========        =========        =========
Loss per Common Share - Basic
 and Dilutive ..................        $   (.60)         $ (1.41)         $ (2.92)         $ (2.42)
                                       =========        =========        =========        =========
Weighted Average Number of
 Common Shares Outstanding .....       2,809,301        2,337,482        2,809,301        1,991,903
                                       =========        =========        =========        =========



                 See Notes to Consolidated Financial Statements.

                      Monaco Finance, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 1999 And December 31, 1998


                                                     September 30,  December 31,
                                                         1999            1998
                                                          (amounts in 000s)
                                                       ---------      ---------
                                                       (Unaudited)
                             ASSETS
Cash and cash equivalents ........................     $      28      $     516
Restricted cash ..................................            42          5,502
Automobile receivables, net(Notes 3 and 8 ........         6,801        107,201
Other receivables ................................            21             67
Repossessed  vehicles  held for sale (Note 8) ....            99          3,048
Furniture and equipment, net .....................         1,054          2,173
Other assets .....................................           183          1,372
                                                       ---------      ---------
    Total Assets .................................     $   8,228      $ 119,879
                                                       =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable .................................     $     378      $   1,234
Accrued expenses and other liabilities ...........         2,480          1,431
Automobile receivables related debt - (Notes 5
 and 8) ..........................................          --          100,093
Other debt (Notes 5 and 8) .......................         4,400          7,955
                                                       ---------      ---------
    Total Liabilities ............................         7,258        110,713
                                                       ---------      ---------

Commitments and Contingencies (Note 4)

Stockholders' Equity (Note 6)
 Series 1998-1 preferred stock, ..................         4,695          4,695
  liquidation preference
 Series 1999-1 preferred stock,
  liquidation preference .........................           837            837
Class A common stock, $.01 par value .............            25             25
Class B common stock, $.01 par value .............             3              3
Additional paid-in capital .......................        31,202         31,183
Accumulated deficit ..............................       (35,792)       (27,577)
                                                       ---------      ---------
    Total Stockholders' Equity ...................           970          9,166
                                                       ---------      ---------
    Total Liabilities and Stockholders'
     Equity ......................................     $   8,228      $ 119,879
                                                       =========      =========


                 See Notes to Consolidated Financial Statements.

                      MONACO FINANCE, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)



                                                  Preferred Stock                            Common Stock
                                ---------------------------------------------------     -----------------------
                                    Series 1998-1                Series 1999-1                   Class A
                                -----------------------       ---------------------     -----------------------
                                 Shares        Amount          Shares      Amount        Shares         Amount
                                ---------     ---------       -------     ---------     ---------     ---------

Balance, December 31, 1998      2,347,587     $   4,695       418,375     $     837     2,554,558     $      25

Imputed value on issuance
 of warrants ..............          --            --            --            --            --            --

Net loss ..................          --            --            --            --            --            --

Accrual of preferred
 stock dividends ..........          --            --            --            --            --            --
                                ---------     ---------     ---------     ---------     ---------     ---------

Balance, September 30, 1999     2,347,587     $   4,695       418,375     $     837     2,554,558     $      25
                                =========     =========     =========     =========     =========     =========

TABLE CONTINUED BELOW



                                      Common Stock         Additional
                                -----------------------      Paid-in       Retained
                                  Shares       Amount        Capital       Earnings       Total
                                ---------     ---------     ---------     ---------     ---------

Balance, December 31, 1998        254,743     $       3     $  31,183     $ (27,577)    $   9,166

Imputed value on issuance
 of warrants ..............         --              --             19          --              19

Net loss ..................         --              --            --         (7,883)       (7,883)

Accrual of preferred
 stock dividends ..........         --              --            --           (332)         (332)
                                ---------     ---------     ---------     ---------     ---------

Balance, September 30, 1999       254,743     $       3     $  31,202     $ (35,792)    $     970
                                =========     =========     =========     =========     =========



                 See Notes to Consolidated Financial Statements.

                      MONACO FINANCE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)




                                                      Nine Months Ended
                                                         September 30,
                                                   ------------------------
                                                      1999          1998
                                                   ---------      ---------
                                                      (amounts in 000s)
Cash flows from operating activities:
Net loss .....................................     $  (7,883)     $  (4,538)
Adjustments to reconcile net to net cash
  provided by operating activities:
  Depreciation ...............................           883            842
  Provision for credit losses ................         2,000            530
  Amortization of excess interest ............         2,668          5,659
  Amortization of other assets ...............           899            878
  Amortization attributable to issuance of
   warrants ..................................            19             63
  Deferred tax asset .........................          --               38
  Gain on transfer of installment loans ......          (316)          --
  Loss on sale of fixed assets ...............           123             76
  Other ......................................          --              (21)
                                                   ---------      ---------
                                                      (1,607)         3,527

Changes in assets and liabilities:
  Other receivables ..........................            46          6,207
  Prepaid expenses ...........................          (202)            30
  Accounts payable ...........................          (856)           (25)
  Accrued expenses and other liabilities .....         1,213           (115)
                                                   ---------      ---------
    Net cash provided by operating activities         (1,406)         9,624
                                                   ---------      ---------

Cash flows from investing activities:
Retail installment sales contracts purchased .        (1,311)      (100,130)
Proceeds from principal payments on contracts         32,047         47,754
Purchases of furniture and equipment .........          --           (1,337)
Proceeds from sale of furniture and equipment            113           --
                                                   ---------      ---------
    Net cash provided by (used in) investing
     activities ..............................        30,849        (53,713)
                                                   ---------      ---------

Cash flows from financing activities:
Net borrowings under lines of credit .........       (12,470)        53,555
Net decrease (increase) in restricted cash ...           861          1,444
Repayments on asset-backed notes .............       (17,214)       (12,320)
Repayments on senior subordinated debentures .        (2,608)        (3,808)
Proceeds from issuance of promissory notes ...         1,550          6,950
Repayments on promissory notes ...............           (50)        (1,135)
Proceeds from exercise of stock options ......          --               21
Increase in debt issuance and conversion costs          --             (517)
                                                   ---------      ---------
    Net provided by (used) in financing
     activities ..............................       (29,931)        44,190
                                                   ---------      ---------

Net increase (decrease) in cash and cash
 equivalents .................................          (488)           101

Cash and cash equivalents, January 1 .........           516            757
                                                   ---------      ---------

Cash and cash equivalents, September 30 ......     $      28      $     858
                                                   =========      =========


                 See Notes to Consolidated Financial Statements.

                      Monaco Finance, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - ORGANIZATION AND Summary of Significant Accounting Policies

Business

     Monaco Finance, Inc. (the "Company") is a specialty consumer finance company which has engaged in the business of underwriting, acquiring, servicing and securitizing automobile retail installment contracts ("Contract(s)"). The Company has provided special finance programs to assist purchasers of vehicles who do not qualify for traditional sources of bank financing due to their adverse credit history, or for other reasons which may indicate credit or economic risk (i.e., sub-prime customers). The Company has acquired Contracts in connection with the sale of used, and to a limited extent, new vehicles, to customers, from automobile dealers (the "Dealer(s)") located in forty-eight states, the majority of which are acquired from four states. The Company has also purchased portfolios of sub-prime loans from third parties other than dealers.

     Pacific USA Holdings Corp. ("Pacific USA") and related entities hold a controlling interest in the Company at September 30, 1999 (see Note 6).

Interim Unaudited Financial Statements

     The Company's independent auditors have not audited the accompanying financial statements related to September 30, 1999 and 1998 and the periods then ended. However, in the opinion of management, such financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the three month and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that will be or were achieved for the entirety of their respective calendar years.

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

     In connection with the purchase of Contracts, the Company has estimated the number and dollar amount of loans expected to result in defaults and has estimated the amount of net loss that will be incurred under each default. The Company has provided allowances for these losses based on the historical performance of the Contracts which are tracked by the Company on a static pool basis (see "Loan Origination and Acquisition Activities" below). The actual losses incurred could differ materially from the amounts that the Company has estimated in preparing the historical consolidated financial statements. Furthermore, the recent transfer of the portfolio to another servicer may adversely impact the performance of the portfolio.

Loan Origination and Acquisition Activities

     The Company accounts for its loan origination and acquisition activities using the static pooling method. At the time Contracts are originated or purchased, the Company estimates future losses of related principal using the Company's risk model which takes into account historical data from similar contracts originated or purchased by the Company since its inception in 1988. An amount equal to such estimated losses is added to the allowance for credit losses by (1) capitalizing all loan discounts associated with the Contracts and
(2) adding an amount equal to the difference between the total estimated losses and the capitalized loan discounts. The latter amount is created by establishing a receivable for future interest, presented below in Note 3 as "excess interest receivable."

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


Note 2 - Continued Operations

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 1999 and the year ended December 31, 1998 the Company continued to suffer recurring losses in excess of $7,800,000 and $10,700,000, respectively, resulting in an accumulated deficit of approximately $35,800,000 at September 30, 1999. In addition, the Company lost its financing sources (see Note 5). The Company will be seeking to obtain new financing sources. In the event the Company obtains new financing sources it will attempt to implement a business strategy which will focus on joint ventures with third parties. This strategy will include purchasing Contracts having (i) higher discounts to face (ii) shorter terms and (iii) lower amounts financed. No assurance can be given that new and adequate sources of financing will be obtained. Furthermore, no assurance can be given that the business strategy will be implemented and, if implemented will be successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     In connection with the October 31, 1999 expiration of its office lease in Denver, Colorado, the Company relocated its principal place of business to facilities operated by Pacific USA in Plano, Texas. A charge of $340,000 is included among operating expenses in the accompanying Statement of Operations in recognition of the estimated costs associated with employee termination. See
Note 10.


Note 3 - Automobile Receivables

     Automobile receivables consisted of the following as of September 30, 1999 and December 31, 1998.

                                        September  December
                                           30,        31,
                                        ----------    1998
                                           1999
                                          (amounts in 000s)
Finance receivables
Retained interest in installment
 sales contracts ....................     $   6,162      $    --
Retail installment sales contracts ..           626         85,371
Retail installment sales contracts
 - Trust ............................          --           19,742
                                          ---------      ---------
  Gross finance receivables .........         6,788        105,113
Allowance for credit losses .........          (143)        (9,872)
                                          ---------      ---------
  Net finance receivables ...........         6,645         95,241
                                          ---------      ---------

Other automobile related receivables

Excess interest receivable ..........          --            6,307
Loan loss reimbursement receivable ..          --            4,035
Accrued interest ....................            88          1,427
Other ...............................            68            191
                                          ---------      ---------
  Total other automobile related
   receivables ......................           156         11,960
                                          ---------      ---------

    Total automobile receivables, net     $   6,801      $ 107,201
                                          =========      =========


     See Note 8 for a discussion of significant events that have resulted in the elimination from the Company's balance sheet substantially all of its finance receivables and debt.

     Activity in the allowance for credit losses during the nine months ended September 30, 1999 is summarized below.

                                                    (amounts in 000s)
    Balance, December 31, 1998                        $    (9,872)
    Provision for credit losses                            (2,000)
    Additions for discounts on loan originations
     and/or purchases                                        (107)
    Additions for unearned interest income (i.e.,
     excess interest)                                         (59)
    Chargeoffs, net of recoveries less recovery
     costs                                                  7,261
    Transfer of installment sales contracts
     (Note 8)                                               4,634
                                                       ----------

    Balance, September 30, 1999                        $     (143)
                                                       ==========

     Amortization of excess interest amounted to $2,668,000 and $5,659,000 for the nine month periods ended September 30, 1999 and 1998, respectively. Amortization of excess interest amounted to $319,000 and $1,637,000 for the three month periods ended September 30, 1999 and 1998, respectively.


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


NOTE 5 - DEBT

     In February and March of 1999 the Company, along with its subsidiaries MF Receivables Corp. III ("MFIII") and MF Receivables Corp. IV ("MF IV"), received verbal notification from Daiwa Finance Corporation ("Daiwa") that there existed certain violations of non-portfolio performance related covenants in the credit agreements ("Credit Facilities" or "Daiwa Obligations") and that, as a result,
(i) no additional funds would be advanced to MF III under the warehouse line of credit; (ii) Daiwa mandated that the Company transfer the servicing of the related auto loans to a successor servicer to be appointed by Daiwa, which transfer was completed on April 15, 1999 and (iii) except for servicing related fees and expenses, Daiwa is collecting all cash flows in excess of Daiwa's regularly scheduled principal and interest payments under the Credit Facilities.

Automobile Receivables Related Debt

     Automobile receivables related debt consisted of the following as of September 30, 1999 and December 31, 1998.

                                                    September 30,   December 31,
                                                      1999             1998
                                                    -------------   ------------
                                                          (amounts in 000s)
    $75 million  warehouse  line of credit          $   -           $   43,581
       payable by MF III to Daiwa  Finance
       Corporation;    85%   of   interest
       payable   monthly   at  LIBOR  plus
       2.5%;   15%  of  interest   payable
       monthly   at   12%;    secured   by
       Contracts  of MF III and cash  flow
       therefrom;  assets  of MF  III  are
       not   available   to  pay   general
       creditors   of  the   Company;   on
       July 30,  1999  MF III  was  merged
       into MF IV (see Note 8)
    $73.9   million   portfolio   purchase              -               39,298
       credit  facility  payable  by MF IV
       to Daiwa Finance  Corporation;  85%
       of  interest   payable  monthly  at
       LIBOR   plus   3.5%  (1%  prior  to
       July 1,   1998);  15%  of  interest
       payable  monthly  at  15.0%  (LIBOR
       plus 1%  prior  to  July 1,  1998);
       secured by  Contracts  of MF IV and
       cash flow  therefrom;  assets of MF
       IV  are   not   available   to  pay
       general  creditors  of the Company;
       on July 30,  1999 MF III was merged
       into MF IV (see Note 8)
    Automobile   receivable-backed   notes              -              17,214
       payable  by  MF  II;   interest  at
       6.71%; secured by Contracts of MF II
       and cash flow therefrom; redeemed in
       January 1999 with proceeds drawn from
       MF III's $75 million warehouse line
       of credit                                 ------------     -----------
                                                 $      -          $  100,093
                                                 ============     ===========


Other Debt

     Other debt consisted of the following as of September 30, 1999 and December 31, 1998.

                                                    September 30,   December 31,
                                                      1999             1998
                                                    -------------   ------------
                                                          (amounts in 000s)
    $5 million senior  subordinated notes;
       issued  November 1994 to Rothschild
       North   America  (the   "Rothschild
       Notes");    unsecured;     interest
       payable  monthly  at the  lesser of
       11.5% or LIBOR plus  3.5%;  amended
       June 1998 to  provide,  among other
       things,    for   an   increase   in
       quarterly  principal  payments from
       $416,667   to   $450,000    and   a
       $600,000   principal   payment   at
       June 30,   1998;  amended  July 30,
       1999  to   provide,   among   other
       things,  that the Rothschild  Notes
       are  no  longer   recourse  to  the
       Company (see Note 8)                            $   -       $    1,000
    $5 million senior  subordinated notes;
       issued  January 1996 to an investor
       group  (the  "Heller/Black  Diamond
       Notes"); unsecured; interest payable
       at 12%; amended June 1998 to provide,
       among  other   things,  for  monthly
       principal payments of  $135,000  and
       elimination  of the holders' options
       to convert the notes into shares of
       the Company's  Class A common  stock;
       amended  July 30,  1999  to  provide,
       among other things, that the Heller/
       Black  Diamond Notes  are  no  longer
       recourse to the Company (see Note 8)                -            4,055

    (The holders of the Rothschild Notes and the Heller/Black Diamond Notes are sometimes hereinafter referred to as the "Sub-Debt Holders.")

    Note payable to Pacific USA,  a  related
       party;  dated   September  30,  1998;
       interest at prime plus 1%;  principal
       and unpaid  interest due September 30,
       1999 (subsequently  renewed to December
       31,  1999);   secured  by  all  of the
       outstanding  shares of MF Holding (see
       Note 8)                                          3,450           1,900
    Note  payable to Pacific USA (assumed from
       Pacific Southwest Bank, a subsidiary of
       Pacific  USA,  in  April  1999);  dated
       September 8,  1998;  interest  at prime
       plus 1%                                            950             950
    Other                                                  -               50
                                                    ----------     -----------
                                                    $   4,400      $    7,955
                                                    ==========     ===========


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

Preferred Stock

     The authorized and outstanding shares of the Company's no par value preferred stock were as follows as of September 30, 1999.

                                              Authorized       Outstanding
                                             ------------     -------------
    8% Cumulative Convertible Preferred
    Stock, Series 1998-1                     10,000,000          2,347,587
    ------------------------------------------
    8% Cumulative Subordinated Preferred
    Stock, Series 1999-1                        585,725            418,375

     Holders of the two series are generally not entitled to vote other than as specifically provided by the articles of incorporation of the Company or applicable law.

     Both series of preferred stock have a liquidation preference of $2.00 per share. Holders of either series are entitled to quarterly dividends, when and if declared, at the annual rate of 8% of the stated liquidation preference ($0.16 per share). Undeclared dividends are cumulative. The dividend right of holders of Series 1999-1 Preferred Stock is subordinate to the dividend right of holders of Series 1998-1 Preferred Stock. Dividends, other than those payable in shares of the Company's common stock, may not be paid to holders of Series 1999-1 Preferred Stock until all accumulated, unpaid dividends have been declared and paid to holders of Series 1998-1 Preferred Stock.

     Through October 31, 1999 the Company has neither paid nor declared a dividend with respect to either series of preferred stock. Included among "accrued expenses and other liabilities" in the accompanying consolidated balance sheets are accrued preferred stock dividends of $706,000 and $374,000 at September 30, 1999 and December 31, 1998, respectively.

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

     All of the outstanding shares of Series 1998-1 Preferred Stock were issued in January 1998 in connection with the purchase of $81.1 million unpaid principal balance of sub-prime automobile loans from subsidiaries of Pacific USA, a related party ("Asset Purchase Agreement"). The Company issued 2,433,457 shares ($4,866,914 liquidation value); the balance of the $77.9 million purchase price was financed by MF IV's portfolio purchase credit facility provided by Daiwa. During 1998, at the Company's request, Pacific USA surrendered 85,870 shares in connection with the repurchase of automobile loans having an original aggregate purchased principal balance of approximately $2.9 million.

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

     The authorized and outstanding shares of the Company's $.01 par value common stock as of September 30, 1999 are as follows. Holders of the two classes are entitled to the same rights and privileges except that a holder of a Class B share is entitled to three votes whereas a holder of a Class A share is entitled to only one vote.

                           Authorized         Outstanding
                          ------------       -------------
    Class A                30,000,000          2,554,588
    -----------------
    Class B                   585,725            254,743

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

Stock Option Plans

     During the nine months ended September 30, 1999 no new stock options were granted nor were any options exercised. Options that remain outstanding carry exercise prices that materially exceed recent market prices of the Company's common stock.

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

     The Company uses one of the most widely used options pricing models, the Black-Scholes model (the Model), for purposes of valuing its stock options grants. The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected stock price volatility, expected dividend yields, the risk free interest rate, and the expected life. In management's opinion, the value determined by the Model is not necessarily indicative of the ultimate value of the granted options because (1) the Company's stock options have characteristics significantly different from those of traded options and (2) changes in subjective input assumptions can materially affect the fair value estimate.


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

     A reconciliation of the statutory federal income tax to the effective anticipated tax is as follows:


                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                 ------------------------  ----------------------
                                   1999            1998      1999          1998
                                 ---------      ---------  ---------    ---------
                                                    (amounts in 000s)

  Pretax (loss)                  $  (1,592)     $  (3,204) $  (7,883)   $  (4,538)
                                 =========      =========  =========    =========


  Income tax expense (benefit)
   at Federal statutory rate-
   34%                           $    (541)     $  (1,089) $  (2,680)   $  (1,543)

  State income tax expense
   (benefit)                           (54)          (109)      (268)        (154)
                                 ---------      ---------  ---------    ---------
  Income tax expense (benefit)
   before valuation allowance         (595)        (1,198)    (2,948)      (1,697)

  Less valuation allowance             595          1,198      2,948        1,697
                                 ---------      ---------  ---------    ---------
  Income tax expense (benefit)    $      -      $      -   $      -     $      -
                                 =========      =========  =========    =========


     As of September 30, 1999 the Company had a net operating loss carryforward of approximately $51 million for federal income tax reporting purposes which, if unused, will expire between 2011 and 2014. During the year ended December 31, 1998 there were transactions involving changes in ownership that will significantly restrict the utilization of net operating loss carryforwards in the future.

     The principal temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid, depreciation for tax purposes in excess of depreciation for financial reporting purposes and the utilization of net operating losses. The effect of the differences generate a long-term deferred tax asset of approximately $14,000,000, which has been fully allowed for as management has determined that it was more likely than not that the Company would not realize its deferred tax asset. Accordingly, there is no net deferred tax asset reflected in the accompanying consolidated financial statements.


NOTE 8 - EXTINGUISHMENT OF DEBT AND TRANSFER OF ASSETS

     On July 30, 1999 a series of agreements were executed which, among other things, provided for the following:

o Amendment of the Daiwa Credit Facilities to specifically cause the following to occur:
o      Transfer of all the MF III-owned installment loans to MF IV
o Extinguishment of MF III's debt obligations to Daiwa and the assumption thereof by MF IV
o      MF IV's  debt  obligations  to  Daiwa to be  non-recourse  to the
        Company
o      Merger of MF III into MF IV
o Creation by the Company of a wholly-owned, special purpose corporation, MF Receivables Holding Corp. ("MF Holding"), which assumed all of the Company's subordinated debt obligations and was capitalized with all of the outstanding shares of MF IV
o Release by the Sub-Debt Holders of the Company from all of its obligations under the subordinated debt agreements
o Release by Daiwa of certain security interests contained in the Daiwa Credit Facilities
o Draw by MF IV of the remaining balance of $2.338 million under the Letter of Credit
o      Dividend payment of $2.338 million by MF IV to MF Holding
o Payment by MF Holding of $2.338 million to Sub-Debt Holders, distributed on a pro rata basis among the individual holders and applied entirely to principal reduction
o      Dedication   of  future   cash  flows  from  the   Daiwa-financed
        installment loan portfolios first to Daiwa and then to MF IV
o Retention by MF IV of the right to receive the residual cash flows, if any, that may be realized after satisfaction of the
       Daiwa Obligations
o Authorization for Daiwa to sell the related installment loans at any time, subject to certain conditions

     The substantive effects of these agreements, described more fully below, are the transfer of substantially all of the Company's installment loan portfolio and the extinguishment of substantially all of the Company's debt. Parties to the various agreements included the Company, MF III, MF IV, MF Holding, Daiwa, Pacific USA and the holders of the Rothschild and Heller/Black Diamond Notes, among others.

     The agreements limit the recourse of Daiwa to future cash flows from the Daiwa-financed loan portfolios. Future cash flows, if any, that may occur after full satisfaction of the amounts outstanding under the Daiwa Credit Facilities, including interest, will be paid to MF IV. Dividends, if any, received by MF Holding from MF IV will be used to pay the Sub-Debt Holders.

     The Company has recorded the financial statement effect of these agreements in July 1999 as an extinguishment of the related debt due to the transfer of the financial assets in accordance with Financial Accounting Standards Board Statement No. 125: Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The financial statement effects of the transaction are summarized below.

                                         (amounts in 000s)

    Consideration
      Unpaid principal balance of
       related debt                           $   72,857
      Accrued interest payable                       266
      Servicing fees payable                         394
      Residual interest in loans                   6,038
                                              ----------
                                                  79,555
                                              ----------

    Net book value of assets transferred
     and other costs
     Assets prorated in determination of
      residual value
        Outstanding principal balance
         of notes receivable                     71,705
        Allowance for credit losses before
         adjustment                              (4,634)
                                              ----------
        Net book value of notes receivable       67,071

        Excess interest receivable                3,698
        Repossessed vehicle inventory             2,330
                                              ----------
          Net book value of transferred
           assets subject to proration           73,099
      Other assets transferred or otherwise
        considered as a cost of the sale
        Restricted cash collected through the
         the transfer date                        4,599
        Accrued interest receivable                 846
        Other receivables                            40
        Unamortized deferred loan financing
         costs                                      490
      Deal costs                                    165
                                              ----------
                                                 79,239
                                              ----------
    Gain from transfer of assets              $     316
                                              ==========


     The residual interest in loans was determined by multiplying (1) the net book value of transferred assets subject to proration by (2) the percentage relationship that estimated future cash flows attributable to the Company's interest bears to the estimated future cash flows of the transferred portfolio as a whole. Subsequent to July 1999 an imputed interest rate of approximately 12.3% will be used to recognize interest income associated with the residual interest.

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

                                   Nine Months Ended
                                     September 30
                              -------------------------
                                  1999          1998
                              -----------   -----------
                                 (amounts in 000s)

    Cash payments for
      Interest                  $   4,866     $   5,525
      Income taxes                      -             4

     Investing and financing activities during the nine month periods ended September 30, 1999 and 1998 that neither provided nor used cash are described below.

o See Note 8 for information related to the transfer of substantially all of the Company's installment loan portfolio and the extinguishment of substantially all of the Company's debt. Except for the collection of $2.338 million from a subsidiary of Pacific USA and the forwarding of such amount to the Sub-Debt Holders, this transaction was a non-cash transaction.
o In January 1998, in connection with the acquisition of a loan portfolio from a subsidiary of Pacific USA, the Company issued 162,231 shares of Class A Common Stock valued at $2.00 per share and 2,433,457 shares of 8% Cumulative Convertible Preferred Stock - Series 1998-1 valued at $2.00 per share. These shares were issued as purchase consideration in addition to cash provided by debt financing (see Notes 5 and 6).
o During the nine months ended September 30, 1998 the subsidiary of Pacific USA repurchased certain of the loans referred to above for cash plus the surrender of 85,870 shares of the Series 1998-1 Preferred Stock. No additional shares have been surrendered subsequently.
o Effective July 1, 1998, Pacific USA converted $4,463,250 of its $5.0 million Promissory Note (see Note 5) into 939,632 restricted shares of the Company's Class A Common Stock.
o Quarterly preferred stock dividends in the amount of approximately $332,000 have been accrued during the nine months ended September 30, 1999. Cumulative preferred stock dividends attributable to all quarters of 1998 were not accrued until December 1998.


NOTE 10 - SUBSEQEUENT EVENTS

     On October 25, 1999 the Company's relocated its principal place of business to facilities owned by Pacific USA. The Company's new principal business address is Willow Bend Center I, 2740 North Dallas Parkway, Plano, Texas 75093-4705.

     At this time, the Company pays no rent for use of the Plano, Texas facilities. The Company will continue to maintain a Denver, Colorado executive office. As a result of the relocation, the Company employed four individuals on a full-time basis as of October 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  INTRODUCTION

     The following discussion is intended to assist in understanding the Company's results of operations for the three and nine month periods ended September 30, 1999 and 1998 and the Company's financial position as of September 30, 1999. The accompanying consolidated financial statements and related notes thereto should be read in conjunction with this discussion.


                              RESULTS OF OPERATIONS

     The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are discussed together because they are similarly effected by the same events.

     For the three months ended September 30, 1999 the Company incurred a net loss of $1,592,000 compared to a net loss of $3,204,000 for the three months ended September 30, 1998. Losses per common share, both basic and dilutive, were $.60 and $1.41 for the respective periods. Revenues were $1,119,000 for the three months ended September 30, 1999 compared to $4,558,000 for the three months ended September 30, 1999. Expenses for the comparable periods were $3,028,000 and $7,759,000, respectively.

     For the nine months ended September 30, 1999 the Company incurred a net loss of $7,883,000 compared to a net loss of $4,538,000 for the nine months ended September 30, 1998. Losses per common share, both basic and dilutive, were $2.92 and $2.42 for the respective periods. Revenues were $8,188,000 for the nine months ended September 30, 1999 compared to $16,285,000 for the nine months ended September 30, 1998. Expenses for the comparable periods were $16,547,000 and $20,829,000, respectively.

     In February and March of 1999 the Company, along with its subsidiaries MF III and MF IV, received verbal notification from Daiwa that there existed certain violations of non-portfolio performance related covenants in the Credit Facilities and that, as a result, (i) no additional funds would be advanced to MF III under the warehouse line of credit; (ii) Daiwa mandated that the Company transfer the servicing of the related auto loans to a successor servicer appointed by Daiwa, which transfer was completed on April 15, 1999; and (iii) except for servicing related fees and expenses, Daiwa is collecting all cash flows in excess of Daiwa's regularly scheduled principal and interest payments under the Daiwa Credit Facilities. These events negatively affected the results of operations for both the three and nine month periods ended September 30, 1999.

     Interest income for the three and nine month periods ended September 30, 1999 decreased $3,439,000 (75.4%) and $8,097,000 (49.7%), respectively, in relation to the comparable periods in 1998. These decreases result principally from decreases in the outstanding principal balances of installment loans which are primarily attributable to (i) the transfer of installment loans discussed below (see Notes 3 and 8), (ii) the Company's $81 million portfolio purchase in January 1998 not being comparably matched in 1999 and (iii) the Company's inability to borrow additional funds under its warehouse line of credit with Daiwa.

     See Note 8 to the accompanying consolidated financial statements and the discussion below under Liquidity and Capital Resources for information related to significant events which occurred in July 1999. In recognition of these events, a gain of $316,000 was recorded during the three months ended September 30, 1999.

     Interest expense for the three and nine month periods decreased $2,170,000 (76.4%) and $3,707,000 (43.1%), respectively, in relation to the comparable periods in 1998. Since January 1, 1998 the amounts owed by the Company pursuant to its various credit facilities have generally varied directly in relation to the aggregate, outstanding balance of the installment loan portfolio for the reasons cited above. However, a substantial portion of these decreases are directly related to the significant events referred to above.

     Operating expenses for the three and nine month periods decreased $2,057,000 and $2,045,000, respectively, in relation to the comparable periods in 1998. The decrease for the three months ended September 30, 1999 reflects significant savings in employee payroll and related benefits, temporary labor and office supplies, among other categories. These savings are reflective of combined workforce reductions of approximately 80% which occurred in November 1998 and April 1999. These savings were partially offset by the cost of utilizing a third-party servicer effective April 15, 1999. Following the July 30, 1999 transfer of installment loans discussed in Note 8, such third-party servicing costs have not been recognized. The nine month period reflects similar savings related to the workforce reduction and the additional costs associated with the third-party servicer; however, legal and consulting expenses recognized in the first quarter of 1999 served to partially offset such net savings for the nine month period. The three and nine month periods ended September 30, 1999 include a $340,000 charge in recognition of the estimated costs of terminating most of the Company's Denver-based employees in connection with the relocation of the Company's headquarters to Plano, Texas. As a result of the relocation, the Company expects to achieve material savings in operating expenses. See Note 10.

     The provision for credit losses for the three and nine month periods decreased $504,000 and increased $1,470,000, respectively, in relation to the comparable periods in 1998. The decrease between the comparative three months reflects the July 30, 1999 transfer of substantially all of the Company's installment loan portfolio as discussed in Note 8 to the accompanying consolidated financial statements. The increase between the comparative nine month periods reflect actual default rates in excess of the estimated rates used by the Company in establishing the initial allowances for credit losses under the static pooling method of accounting. Such defaults may, in part, result from the transfer of the servicing of the portfolio in April 1999. A provision of $1,500,000 was recorded for similar purposes during the three months ended December 31, 1998.


                    LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity has been impaired since mid-May 1999 when Daiwa began applying all installment loan related cash receipts in excess of interest expense and servicing costs to debt reduction (with respect to installment loan payments received on or after April 1, 1999). As a result, the Company realizes no cash flow from its installment loan portfolio other than from approximately $626,000 of auto loans which are not subject to Daiwa's security interest.

     Although Pacific USA has continued to provide the Company with certain debt funding, no assurance can be given that such funding will continue.

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

     The effect of these agreements resulted in the transactions being recorded as a transfer of financial assets and extinguishment of the related debt. Accordingly, the Company will no longer report in its consolidated balance sheets (i) the outstanding obligations to Daiwa, (ii) the subordinated debt, and
(iii) the Daiwa-financed installment loan portfolio and associated assets. Instead, the Company's consolidated financial statements will reflect an amount that represents the Company's residual interest in the future cash flows from the installment loan portfolio. Imputed interest at the rate of approximately 12.3% will be accreted to interest income throughout the remaining life of the residual interest. See Note 8 to the accompanying consolidated financial statements for additional information related to the financial statement effects of these agreements.

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

     Although the Company has accomplished a significant restructuring of its financial position, it will be necessary for the Company to obtain a line of credit, infusion of equity and/or other financing in order to resume the purchase of installment loans. The failure to obtain such financing will have a material adverse effect on the Company's business, financial condition, results of operations and ability to pay operating expenses. Although the Company is engaged in on-going discussions related to new financing arrangements, no assurance can be given that such financing in adequate amounts will be obtained.

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


                                 OTHER

Employees and Facilities

     At October 31, 1999, the Company employed four persons on a full time basis.

     On October 25, 1999 the Company relocaed its principal place of business to facilities owned by Pacific USA in Plano, Texas. As of November 15 the Company is not obligated to pay rent to Pacific USA.

Software and Data Licensing

     Effective November 30, 1998, Pacific USA paid the Company $200,000 in cash and entered into a Software License and Development Agreement and a Data Licensing Agreement (the "License Agreements") with the Company. Pursuant to the License Agreements, the Company, as licensor, granted to Pacific, as licensee, a perpetual, fully paid up, nontransferable, exclusive license covering certain proprietary software and historical data developed by the Company with respect to consumer automobile loans, including risk analysis (the "Monaco Software"). Pacific acquired the right to make modifications, changes or improvements to the Monaco Software (referred to as the "Advanced Software"). Pacific has the right to develop and market the Advanced Software as it deems fit in its sole discretion.. Pacific granted to the Company a fully paid up, nontransferable, nonexclusive license limited to use of the Advanced Software for the Company's internal business purposes only. This license will terminate 90 days following any change in control of the Company. In addition, Pacific has a right of first refusal to purchase the Monaco Software.

Inflation

     Inflation was not a material factor in either the sales or the operating expenses of the Company during 1998 and 1999.

Future Strategy

     Given the recent changes in the Company's financing sources, the Company will be seeking to obtain new financing sources. In the event the Company obtains new financing sources it will attempt to implement a business strategy which will focus on joint ventures with third parties. This strategy will include purchasing Contracts having (i) higher discounts to face, (ii) shorter terms and (iii) lower amounts financed. No assurance can be given that new and adequate sources of financing will be obtained. Furthermore, no assurance can be given that the business strategy will be implemented and, if implemented, will be successful.

     Controlling Interest: As a result of the Asset Purchase Agreement dated January 8, 1998, Pacific USA Holdings Corp. ("Pacific USA") increased its voting power in the Company to 65.3%. Pacific USA is the beneficial owner of approximately 59% of the Company's outstanding voting stock. Pacific USA is a diverse U.S. holding company whose businesses include technology, real estate, and consumer finance.

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

ITEM 2. CHANGES IN SECURITIES

     Certain of the Company's loan agreements contain covenants that restrict the Company's ability to pay cash dividends on its Class A and B Common Stock. For a discussion of the July 30, 1999 restructuring of the Company's debt, refer to "Note 8 - Extinguishment of Debt and Transfer of Assets" of the Notes to Consolidated Financial Statements and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.

ITEM 5.   OTHER INFORMATION

     On July 30, 1999, the Company executed a series of agreements which, among other things, transferred the Company's subordinated debt to MF Holding and allowed the Company to remove all of its subordinated debt from its balance sheet. For a more complete description of the transactions and the accounting treatment, please see "Note 8 - Extinguishment of Debt and Transfer of Assets" of the Notes to Consolidated Financial Statements and "Item 2. Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources." Copies of all relevant agreements will be filed in a Current Report on Form 8-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)   Exhibits.

      Exhibit
      -------
      Number                Description of Document
         11.1 Statement re: Computation of Per Share Earnings
         27.1 Financial Data Schedule


 (b)  Reports on Form 8 - K.
      None.

                               SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 1999


                                  MONACO FINANCE, INC.
                                  A Colorado Corporation



                                  By: /s/ Morris Ginsburg
                                  Name:   Morris Ginsburg
                                  Title:  Chief Executive Officer and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)